Form 10QSB
period 2000-06-30
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2000-08-22
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-13118

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

              Florida                                 65-0805935
      -------------------------                   -----------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)              Identification Number)

                         7563 Philips Highway, Suite 110
                             Jacksonville, FL 33256

          (Address of principal executive offices, including zip code)

                                 (904) 296-7500

              (Registrant's telephone number, including area code)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                  YES [X]           NO [ ]


The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 2000 was 7,776,204.






                                     UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                          PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                             --------
Item 1.  Financial Statements:

         Balance Sheets as of June 30, 2000 (Unaudited) and
         December 31, 1999 (Audited)..............................................................................3-4

         Statements of Operations for the Three Months and the Six Months
         Ended June 30, 2000 and 1999 (Unaudited).................................................................5-6


         Statements of Cash Flows for the Six Months Ended June 30,
         2000 and1999 (Unaudited) ................................................................................7-8

         Statement of Changes in Stockholder's Equity for the Six Months
         Ended June 30, 2000 (Unaudited)..........................................................................9-11

         Notes to Financial Statements............................................................................12-18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................................19-26


                                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................................27

Item 2. Changes in Securities.....................................................................................27

Item 3. Defaults Upon Senior Securities...........................................................................27

Item 4. Submission of Matters to a Vote of Security Holders.......................................................27

Item 5. Other Information.........................................................................................27

Item 6. Exhibits and Reports on Form 8-K..........................................................................27

Signatures........................................................................................................28



                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
            JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)


                                                                                               June 30,            December 31,
                                                                                                 2000                  1999
                                                                                             -----------           -----------
Assets

Current Assets
   Cash                                                                                      $ 1,312,911           $   (37,885)
   Accounts receivable (net of allowance for
     uncollectibles of $15,178)                                                                  157,996               169,097
   Inventory                                                                                     503,473               358,159
   Advance receivable - McLean                                                                    50,000
   Prepaid expenses                                                                              118,924                14,839
                                                                                             -----------           -----------
Total Current Assets                                                                           2,143,304               504,210

Property and equipment
   Less accumulated depreciation                                                               5,536,671             1,849,825
                                                                                                (326,032)             (250,938)
                                                                                             -----------           -----------
                                                                                               5,210,639             1,598,887

Intangible assets net of amortization of $ 142,637
   and $ 61,502                                                                                  684,407               765,119

Other assets
   Deferred loan fees                                                                             51,500
   Deposits

                                                                                                   6,721                 6,000
                                                                                             -----------           -----------
                                                                                                  58,221                 6,000
                                                                                             -----------           -----------

                                                                                             $ 8,096,571           $ 2,874,216
                                                                                             ===========           ===========

                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
            JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)

                                                                                               June 30,            December 31,
                                                                                                 2000                  1999
                                                                                             -----------           -----------

Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                                                          $ 1,202,909           $   988,094
   Accrued expense                                                                               106,540               145,949
   Accrued interest                                                                               15,528               436,964
   Deferred compensation                                                                                                30,500
   Current portion of notes payable                                                              863,098             2,276,500
                                                                                             -----------           -----------
Total current liabilities                                                                      2,188,075             3,878,007

Long Term Note payable                                                                            34,439             1,306,000

Shareholders' equity
   Preferred stock, $0.01 par value, 20 million shares
     authorized, 687,100 and 8,500 shares issued and
     outstanding respectively, redeemable at company's
     option (liquidation preference $ 4,976,000 and $ 0)                                           6,871                    85
   Common stock, $0.001 par value 30 million shares
     authorized, 7,776,204 and 4,363,454 shares issued
     and outstanding respectively                                                                  7,776                 4,363
   Additional paid in capital                                                                  9,539,281             1,052,557
   Retained deficit                                                                           (3,679,871)           (3,366,796)
                                                                                             -----------           -----------
                                                                                               5,874,057            (2,309,791)
                                                                                             -----------           -----------

                                                                                             $ 8,096,571           $ 2,874,216
                                                                                             ===========           ===========

                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                               For the period ended March 31,
                                                 Three months ended                Six months ended
                                                2000             1999            2000           1999
                                           ----------------------------      ----------------------------
Revenue

   Sales, net of discounts and returns     $   663,303      $   585,425      $ 1,177,062      $ 1,104,117
   Cost of Goods Sold                         (524,611)        (450,913)        (970,070)        (969,838)
                                           -----------      -----------      -----------      -----------

Gross Profit                                   138,692          134,512          206,992          134,279

Expenses
   General and administrative                  100,020          104,520          271,711          241,889
   Sales expenses                              111,023           72,151          183,093          140,331
   Marketing expenses                          111,038           33,936          111,038           33,936
   Consulting and Professional fees             72,070           15,566          429,163           24,241
   Rent                                         65,497           56,934          141,566          119,015
   Bad Debt                                     15,178             --             15,178             --
   Depreciation and amortization                60,188           57,500          105,282           67,500
                                           -----------      -----------      -----------      -----------
                                               535,014          340,607        1,257,031          626,912
Other income/expenses
   Interest expense                            (20,896)        (127,376)        (160,428)        (259,611)
   Other income                                308,049             --            443,201             --
   Interest income                              11,383             --             11,383             --
   Litigation expenses                            --           (108,729)         (10,680)        (237,992)
                                           -----------      -----------      -----------      -----------
                                               298,536         (236,105)         283,476         (497,603)
                                           -----------      -----------      -----------      -----------

Loss from continuing operations            $   (97,786)     $  (442,200)     $  (766,563)     $  (990,236)

                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                         For the period ended March 31,
                                              Three months ended              Six months ended
                                             2000            1999           2000           1999
                                       ------------------------------------------------------------


Loss from continuing operations        $   (97,786)     $  (442,200)     $(766,563)     $  (990,236)

Extraordinary items
   Forgivness of Debt                                                       43,204
   Extraordinary litigation                215,669                         215,669
   Gain on Debt restructure                                                194,615
                                       -----------      -----------      ---------      -----------

Net Income (Loss)                      $   117,883      $  (442,200)     $(313,075)     $  (990,236)
                                       ===========      ===========      =========      ===========

Earnings per share
   Loss from continuing operations     $     (0.01)     $     (0.16)     $   (0.12)     $     (0.36)
   Extraordinary items                        0.03                            0.07
                                       -----------      -----------      ---------      -----------
   Net Income (Loss)                   $      0.02      $     (0.16)     $   (0.05)     $     (0.36)
                                       ===========      ===========      =========      ===========

                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                                               For the six months ended June 30,
                                                                                    2000                 1999
                                                                               ---------------------------------
Cash flows from operating activities:
  Net loss                                                                     $  (313,075)          $  (990,236)
                                                                               -----------           -----------

  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                105,282                67,500
      Bad Debt                                                                      15,178
      Gain on Debt restructure                                                    (194,615)
      Gain on Litigation debts                                                    (215,669)
      (Increase) decrease in prepaid expenses                                     (104,085)               48,546
      (Increase) decrease in inventories                                          (145,314)              (54,096)
      (Increase) decrease in receivables                                            (4,077)              (20,423)
      (Increase) decrease in other assets                                          (50,721)              (51,193)
      Increase (decrease) in accounts payable and accrued expenses                 (78,851)              146,339
                                                                               -----------           -----------
      Total adjustments                                                           (672,872)              136,673
                                                                               -----------           -----------
  Net cash used by operating activities                                           (985,947)             (853,563)
                                                                               -----------           -----------

Cash flows from investing activities:
  Cash payments for the purchase of property                                    (3,101,360)             (393,907)
                                                                               -----------           -----------
  Net cash used by investing activities                                         (3,101,360)             (393,907)
                                                                               -----------           -----------

Cash flows from financing activities:
  Proceeds from loan                                                               600,000             1,185,893
  Payments on Notes payable                                                       (252,463)
  Forgivness of Debt                                                               (43,204)
  Proceeds from issuance of common and preferred stock                           5,058,000
                                                                               -----------           -----------
  Net cash provided by financing activities                                      5,362,333             1,185,893
                                                                               -----------           -----------

Net increase (decrease) in cash and cash equivalents                             1,275,026               (61,577)

Cash and cash equivalents, beginning of period                                      37,885                83,866
                                                                               -----------           -----------

Cash and cash equivalents, end of period                                       $ 1,312,911           $    22,289
                                                                               ===========           ===========

                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                                               For the six months ended March 31,
                                                                                    2000                1999
                                                                               ---------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:


    Interest expense                                                           $    96,697           $       --
                                                                               -----------           -----------

Shareholders' equity note:
Approximately 1,721,000 shares of the Company's common stock were awarded to various service providers in lieu of cash consideration of $ 322,688.

                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                                                                Common Stock               Preferred Stock          Paid in
                                                              Shares       Amount         Shares       Amount       Capital
                                                            ------------------------------------------------------------------

Balance December 31, 1998                                   2,608,454   $     2,608         8,500   $        85   $ 1,052,557

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year, dated
   December 3, 1999 ($ 0.001 per share)                        35,000            35          --            --            --

Issuance of shares of common stock to employees
   based on Board of Directors assessments for
   compensation, in lieu of cash payment dated
   December 3, 1999 ($0.001 per share)                        770,000           770          --            --            --

Issuance of shares of common stock to Robert
   Dolan, based on Board of Directors assessment
   as part of loan agreement with Mr. Dolan
   December 3, 1999 ($ 0.001 per share)                       200,000           200          --            --            --

Issuance of common stock to shareholders based on
   Board of Directors dated December 3, 1999
   (Adjustment merger agreement with Universal
   Beverages, Inc. $ 0.001 per share)                         750,000           750          --            --            --

Net loss December 31, 1999                                       --            --            --            --            --

                                                          -----------   -----------   -----------   -----------   -----------
Balance December 31, 1999 (Audited)                         4,363,454   $     4,363         8,500   $        85   $ 1,052,557

[re-stubbed table]

                                                            Retained
                                                             Deficit          TOTAL
                                                          -----------------------------

Balance December 31, 1998                                  $(1,184,452)   $  (129,202)

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year, dated
   December 3, 1999 ($ 0.001 per share)                           --               35

Issuance of shares of common stock to employees
   based on Board of Directors assessments for
   compensation, in lieu of cash payment dated
   December 3, 1999 ($0.001 per share)                            --              770

Issuance of shares of common stock to Robert
   Dolan, based on Board of Directors assessment
   as part of loan agreement with Mr. Dolan
   December 3, 1999 ($ 0.001 per share)                           --              220

Issuance of common stock to shareholders based on
   Board of Directors dated December 3, 1999
   (Adjustment merger agreement with Universal
   Beverages, Inc. $ 0.001 per share)                             --              750

Net loss December 31, 1999                                  (2,182,344)    (2,182,344)

                                                           -----------    -----------
Balance December 31, 1999 (Audited)                        $(3,366,796)   $(2,309,791)



                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                                                               Common Stock               Preferred Stock           Paid in
                                                           Shares       Amount         Shares        Amount         Capital
                                                         -------------------------------------------------------------------

                         sub-total                       4,363,454   $     4,363         8,500    $        85    $ 1,052,557

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated January 21, 2000                                1,621,000         1,621          --             --          302,317

Issuance of shares of common stock to Robert Dolan,
   based on Board of Directors assessment as part
   of loan agreement with Mr. Dolan on
   January 21, 2000                                        100,000           100          --             --           18,650

Conversion of Preferred stock to Common stock on
   January 31, 2000                                         46,750            47        (8,500)           (85)            38

Issuance of common stock in connection with warrants
   exercised at $ 1.00 per share                           933,000           933          --             --          932,067

Issuance of Preferred stock - Series B in connection
   with private placement through June 30, 2000               --            --         432,500          4,325      4,120,675

Issuance of common stock in connection with the
   Debt restructure, on March 30, 2000                     712,000           712       254,600          2,546      3,112,977
                                                       -----------   -----------   -----------    -----------    -----------
                         sub-total                       7,776,204   $     7,776       687,100    $     6,871    $ 9,539,281

[re-stubbed table]


                                                       Retained
                                                        Deficit        TOTAL
                                                      --------------------------

                        sub-total                     $(3,366,796)   $(2,309,791)

ssuance of shares of common stock for consulting
  services based on Board of Directors assessment
  of value of services rendered during the year,
  dated January 21, 2000                                     --          303,938

ssuance of shares of common stock to Robert Dolan,
  based on Board of Directors assessment as part
  of loan agreement with Mr. Dolan on
  January 21, 2000                                           --           18,750

onversion of Preferred stock to Common stock on
  January 31, 2000                                           --             --

ssuance of common stock in connection with warrants
  exercised at $ 1.00 per share                              --          933,000

ssuance of Preferred stock - Series B in connection
  with private placement through June 30, 2000               --        4,125,000

ssuance of common stock in connection with the
  Debt restructure, on March 30, 2000                        --        3,116,235
                                                      -----------    -----------
                        sub-total                     $(3,366,796)   $ 6,187,132

                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)


                                                               Common Stock                Preferred Stock         Paid in
                                                          Shares         Amount         Shares        Amount       Capital
                                                       ---------------------------------------------------------------------

                         sub-total                       7,776,204    $     7,776        687,100   $     6,871   $ 9,539,281

Net Loss for the six months ended June 30, 2000               --             --             --            --            --
                                                       -----------    -----------    -----------   -----------   -----------

Balance June 30, 2000 (Unaudited)                        7,776,204    $     7,776        687,100   $     6,871   $ 9,539,281
                                                       ===========    ===========    ===========   ===========   ===========
[re-stubbed table]


                                                          Retained
                                                           Deficit         TOTAL
                                                       ---------------------------

                         sub-total                      $(3,366,796)   $ 6,187,132

Net Loss for the six months ended June 30, 2000            (313,075)      (313,075)
                                                        -----------    -----------

Balance June 30, 2000 (Unaudited)                       $(3,679,871)   $ 5,874,057
                                                        ===========    ===========


                       See notes to financial statements.
                                       11

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

NOTE 1            UNAUDITED FINANCIAL STATEMENTS

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements.

                  In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Universal Beverages Holdings Corporation and its wholly owned subsidiary, Universal Beverages, Inc., are in the business of manufacturing and distributing the SYFO(R) brand of bottled water as well as other beverage products under contract. The Company was incorporated in the State of Florida on July 18, 1989 under the name International Bon Voyage, Inc. On March 6, 1998 the Company acquired 100% of Universal Beverages, Inc., a Florida corporation, and changed its name to Universal Beverages Holdings Corporation.

                  Accounting Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                  Property and Equipment
                  ----------------------
                  Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the Modified Accelerated Recovery System (MACRS) for federal and state tax purposes. Major expenditures for property acquisitions and those expenditures, which substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred. Significant expenditures were made for improvements to the leased building. These amounts are being amortized over the life of the lease agreement that expires in August 2004.

                  Cash and Cash Equivalents
                  -------------------------
                  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                  Inventories
                  -----------
                  Inventories consisting of raw materials, work in process, pallets and furnished goods are valued at the lower of cost or market. Cost is determined by the first-in, first-out method
                  (FIFO).

                  Revenue Recognition
                  -------------------
                  Revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

                  Accounts Receivable
                  -------------------
                  Accounts receivable are stated at the face amount net of allowance for doubtful accounts. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. A provision for doubtful accounts has been established to reflect an allowance for uncollectible amounts.

                  Income Taxes
                  ------------
                  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires companies to use the asset and liability method of accounting for income taxes.

                  Concentration of Risk
                  ---------------------
                  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of balances at financial institutions.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                  Concentration of Risk
                  ---------------------
                  The Company had deposits with four financial institutions amounting to $1,312,911 and ($37,885) at June 30, 2000 and
                  December 31, 1999, respectively, which was insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation. The Company believes that risks relating to cash balances are minimized as a result of the size and stature of the financial institutions in which the Company maintains its account.

                  Advertising
                  -----------
                  Advertising costs are charged to operations when first took place. The Company had capitalized $63,193 on June 30, 2000, related to the final version of the infomercial that has yet to be aired. Advertising expense totaled $56,208 for the six months ended June 30, 2000.

                  Amortization
                  ------------
                  Amortization of trademarks, brand names, copyrights and goodwill is determined utilizing the straight line method based generally on the estimated useful lives of the intangibles as follows:

                         Organization expense                       5 years
                         Trademark and brand name                  15 years

                  Accounting Pronouncements
                  -------------------------
                  In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
                  131) which established presentation of financial data based on the "management approach". SFAS No. 131 is applicable for years beginning after December 15, 1997. For the current fiscal year we are not going to present segment reporting because it is immaterial.

                  Basic Loss per Share and Diluted Loss per Share
                  -----------------------------------------------
                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                  Basic Loss per Share and Diluted Loss per Share
                  -----------------------------------------------
                  The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

                                 Basic                     6,612,996

                  The 2,430,000 shares of common stock reserved for the exercise of warrants are not included in the diluted earnings per share because the exercise price is above the average market price per share.

                  Principles of Consolidation
                  ---------------------------
                  The consolidated financial statements of the Company include those accounts of Universal Beverages, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

NOTE 3            CAPITAL STOCK TRANSACTIONS

                  The Articles of Incorporation provide for the authorization of 30,000,000 shares of common stock at $0.001 par value; and 20,000,000 shares of preferred stock at $0.01.

                  Common Stock
                  ------------
                  On January 21, 2000, the Company issued 1,621,000 shares of common stock in lieu of cash consideration to various service providers, at $0.1875 per share.

                  On January 21, 2000, the Company issued 100,000 shares of common stock as part of a loan agreement with Mr. Dolan, at $0.1875 per share.

                  On January 31, 2000, the Company converted the 8,500 shares of Preferred Stock - Series A to 46,750 shares of common stock.

                  On March 31, 2000, in a Debt Restructure agreement (see Note
                  6), the Company issued 712,000 shares of common stock in exchange for $749,975 notes payable as follows:

                           With Bridge Bank, 700,000 shares of common stock in exchange for $720,500 notes payable.

                           With Alan Moore, 12,000 shares of common stock in exchange for $29,475 notes payable.

                  During the period between January 1 and June 30, 2000, 933,000 warrants were exercised at $1.00 per share for 933,000 shares of common stock.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000


NOTE 3            CAPITAL STOCK TRANSACTIONS - continued

                  Preferred Stock
                  ---------------
                  On March 31, 2000, in a Debt Restructure agreement (see Note
                  6), the Company issued 254,600 shares of Preferred Stock (Series C, D, E and F) in exchange for $2,610,875 notes payable.

                  At June 30, 2000, a total of 432,500 shares of Preferred Stock were issued in exchange for $4,125,000 in cash, net of $200,000 offering expense.

                  Warrants
                  --------
                  At June 30, 2000, warrants were as follows:

                          Warrants  - 12/31/99                        1,250,000
                          Warrants issued 01/01/00 - 06/30/00         2,113,000
                          Exercised - 6/30/00                          (933,000)
                                                                      ---------

                           Total Warrants                             2,430,000
                                                                      =========

                  The remaining warrants will expire on various dates through August 2003.

NOTE 4            INCOME TAXES

                  The Company has a federal net operating loss carryforward for the year ended December 31, 1999 of $3,366,796 through various years to 2019.

NOTE 5            NOTES PAYABLE

                  The Company has outstanding notes payable at June 30, 2000 and December 31, 1999 as follows:
                                                          June 30,  December 31,
                                                           2000       1999
                                                          --------  ------------
                  Note payable to Bridge Bank with an
                  interest rate of 15% per year;
                  unsecured, due on demand.                $    0    $ 541,500

                  Note payable to American Access with
                  an interest rate of 15% per year;
                  unsecured, due on demand.                     0      500,000

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

NOTE 8            NOTES PAYABLE - continued

                                                                                 June 30,         December 31,
                                                                                   2000               1999
                                                                               -----------         -----------
                  Note  payable to FNB Bank with an interest  rate
                  of 10.5% per year; secured, due 10/01/00.                    $   500,000         $         0

                  Note payable to Rial/Moe with an interest
                  rate of 8% per annum payable in 36
                  monthly payments; secured by production
                  equipment; due 3/31/00.                                           47,537             500,000

                  Note  payable to various  shareholders  at a 15%
                  interest rate per year;  due on demand;  secured
                  by all assets of Company.                                              0             185,000

                  Note  payable to  Altamonte  Capital  with a 15%
                  interest rate; due on demand; secured.                                 0             300,000

                  Note payable to Telcoa with a 15% interest  rate
                  per year; due on 8/31/00.                                        250,000             250,000

                  Note payable to Telcoa with a 10% interest  rate
                  per year;  due on 7/11/00,  renewable  up to two
                  more times.                                                      100,000                   0

                  14% note payable to an investment company;
                  secured by a blanket lien on assets; payable
                  interest only through 11/4/03, and 36 equal
                  payments of principal plus interest beginning
                  11/5/03. The note also includes a prepayment
                  penalty clause.                                                        0           1,306,000
                                                                               -----------         -----------
                                                                                   897,537           3,582,500

                  Less current portion                                             863,098          (2,276,500)
                                                                               -----------         -----------

                                                                               $    34,439         $ 1,306,000
                                                                               ===========         ===========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

NOTE 5            NOTES PAYABLE - continued

                  The amount of interest accrued but unpaid as of June 30, 2000 was $9,014. The total interest expense related to this loan was $151,814 at June 30, 2000.

NOTE 6            DEBT RESTRUCTURE

                  On June 30, 2000, the Company renegotiated a total of $3,610,850 in notes payable from various creditors in a Debt Restructure agreement as follows:

                  Note payable of $720,500 to Bridge Bank in exchange for 700,000 shares of common stock. On the date of the exchange, the fair market value of the common stock was approximately $0.78 per share. The Company recognizes an extraordinary gain of $174,500 on the restructuring.

                  Note payable of $29,475 to Alan Moore in exchange for 12,000 shares of common stock. On the date of the exchange, the fair market value of the common stock was approximately $0.78 per share. The Company recognizes an extraordinary gain of $20,115 on the restructuring.

                  Note payable of $1,306,000 to Capital International SBIC, LP in exchange for 130,600 shares of preferred stock, series C. There was no market price available for the preferred stock on the date of the exchange.

                  Note payable of $622,860 to Eva and Lasse Moe, and Roberto and Barbara Rial. The term of restructure included a new note payable in the amount of $50,000, payable over a three-year period, a $250,000 payment in cash, and a transfer of an equity interest consisting of 31,500 shares of preferred stock
                  - series D. There was no market price available for the preferred stock on the date of the exchange.

                  Note payable of $593,750 to McLean Ventura in exchange for 57,500 shares of preferred stock, series E. There was no market price available for the preferred stock on the date of the exchange.

                  Note payable of $338,265 to Altamonte Capital in exchange for 35,000 shares of preferred stock, series F. There was no market price available for the preferred stock on the date of the exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-QSB are forward- looking. In particular, the statements herein regarding industry prospects, our plans to expand the manufacturing capability of our plant in Leesburg, Florida, and our expected or future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward-looking statements, include but are not limited to (1) restatements of the Company's financial statements, including but not limited for readjustments of accounts payable, (2) changes in the general level of economic activity in the markets served by the Company, (3) competition in the beverage and private label manufacturing industry and the introduction of new products by competitors in those industries, (4) delays in completing the Company's manufacturing operations and perfecting its operations, (5) availability of capital sufficient to support the Company's level of activity and (6) the ability of the Company to implement its business strategy. Our actual results may differ significantly from our expectations. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

Overview

         Universal Beverages Holdings Corporation (the "Company," "we" or "us") is in the business of developing, manufacturing and marketing various beverage products, particularly bottled water under our proprietary Syfo brand and manufacturing "private label" products for others. We conduct business through our wholly owned subsidiary, Universal Beverages, Inc. We sell our products directly to major retail grocery chain stores, which purchase trailer load quantities, which are delivered directly to their warehouses where they distribute the products to their local stores. We have significant sales to major chain stores located in the Southern U.S., such as Publix Super Markets, Winn-Dixie Stores and Albertson's Food Stores. We manufacture Syfo products and other products in our manufacturing facility located in Leesburg, Florida.

Results of Operations

REVENUES

         Sales, net of discounts and returns, were $663,303 and $585,425 for the three-month periods ended June 30, 2000 and 1999, a 13.3% increase in revenue. Sales, net of discounts and returns, were, $1,177,062 and $1,104,117 for the six-month periods ended June 30, 2000 and 1999, a 6.6% increase in revenues. These revenues consisted of sales of Syfo brand products and revenues derived from manufacturing products for other customers under private label contracts.

GROSS PROFIT

         Our gross profit consists of net sales less the costs of sales. Cost of sales includes the material costs to manufacture the Syfo brand products and the manufacturing overhead costs associated with operating our manufacturing facility in Leesburg, Florida. Our gross profit decreased slightly to

20.1% of total revenues during the three-month period ended June 30, 2000 compared to 23% of total revenues during the three month period ended June 30, 1999. Our manufacturing overhead expenses increased during the second quarter of 2000 due to our manufacturing capability upgrade and additional man-power which will be required to manufacture the Sam's Club products. During the six-month period ended June 30, 2000, our gross profit increased to 17.6% of total revenue compared to12.2% of total revenue during the six-month period ended June 30, 1999.

OPERATING EXPENSES

General and Administrative Expenses

         General and administrative expenses include rent for the Jacksonville office and executive, administrative and other costs associated with managing and operating the Company. General and administrative expenses were $100,020, or 15.1% of total revenues, and $104,520, or 17.9% of total revenues, for the three-month periods ended June 30, 2000 and 1999. General and administrative expenses were $271,711, or 23.1% of total revenues, and $241,889, or 22% of total revenues, for the six-month periods ended June 30, 2000 and 1999.

Marketing Costs

         Marketing costs were $111,038, or 16.7% of total revenues, and and $14,989, or 5.8% of total revenues, for the three months ended June 30, 2000 and 1999. Marketing costs were $111,038, or 10.6% of total revenues, and $33,936, or approximately 3.1% of total revenues, for the six months ended June 30, 2000 and 1999. The period-to-period increases in marketing costs is due to the commencement of our aggressive effort to market and sell our Syfo brand during the second quarter of 2000. We expect that our marketing costs will continue to rise as costs associated with the television commercial production and subsequent advertising expenses are incurred. During our third quarter, the first of these commercials was aired during the local pre-season game of the Jacksonville Jaguars. We believe that our expenditures on marketing will pay off in brand development and increased sales.

Sales Expenses

         Sales expenses consist primarily of commissions, freight costs, direct salaries and other costs related to selling, delivering, and distributing our Syfo brand and other products. We also booked our sales expenses the costs to implement the service contract with the National Football League Jacksonville Jaguars. Sales expenses were $111,023, or 16.7% of total revenues, and $72,151, or 12.3% of total revenues, for the three months ended June 30, 2000 and 1999. Sales expenses were $183,093, or 15.6% of total revenues, and $140,331, or 12.7% of total revenues, for the six months ended June 30, 2000 and 1999. These period-to-period increases in sales expenses are primarily attributable to the launch of our adverting and marketing program in the second quarter of 2000. We stepped up our sales activities during the second quarter of 2000, by increasing our merchandising programs and by establishing direct distribution operations in our local markets. We expected that the commissions and outbound freight charges would fluctuate proportionally with sales, but these charges averaged approximately 2.06% and 6.4% of net sales, respectively.

Consulting and Professional Fees

         Consulting and professional fees were $72,070, or 10.9% of total revenues, and $15,566, or 2.7% of total revenues, for the three months ended June 30, 2000 and 1999. Consulting and professional fees were $429,163, or 36.5% of total revenues, and $24,241, or 2.2% of total revenues, for the six months ended June 30, 2000 and 1999. These period-to-period increases are primarily attributable to the increased costs and expenses that associated with our new responsibilities as a reporting company under the Exchange Act. Additionally, we paid fees to certain consultants that assisted us in completing our $3.6 million debt restructuring.

Rent

         Rent consists of payments to lease the manufacturing facility in Leesburg, Florida. Rent expenses were $65,497, or 9.9% of total revenues, and $56,934, or 9.7% of total revenues, for the three months ended June 30, 2000 and 1999. Rent expenses were $141,566, or 12% of total revenues, and $119,015, or 10.8% of total revenues, for the six months ended June 30, 2000 and 1999. These rent payments will not continue in future quarters, because we purchased the Leesburg manufacturing facility on June 30, 2000.

Bad Debt

         We created a bad debt expense (reserve) in the amount of $15,178, approximately 2.3% of total revenues, during the three month period ended June 30, 2000. We did not have a bad debt expense in the three month period ended June 30, 2000.

Depreciation and Amortization

         Depreciation and amortization expenses were $60,188, or 9.1% of total revenues, and $57,500, or 9.8% of total revenues, for the three months ended June 30, 2000 and 1999.. Depreciation and amortization expenses were $105,282, or 8.9% of total revenues, and $67,500, or 6.1% of total revenues, for the six months ended June 30, 2000 and 1999.

OTHER INCOME/EXPENSES

         Interest expenses were $20,896, or 9.1% of total revenues, and $127,376, or 21.8 % of total revenues, for the three months ended June 30, 2000 and 1999. Interest expenses were $160,428, or 13.6% of total revenues, and $259,611, or 23.5% of total revenues for the six months ended June 30, 2000 and 1999. The decrease in interest expense is due to the Company's ability to convert $3.6 million of outstanding debt into equity pursuant to a restructuring plan with six of its major creditors in the first quarter of 2000.

         Other income was $308,049 for the three months ended June 30, 2000, which represents income recognized from the purchase option on the Leesburg facility. During fiscal 1999, we paid approximately $300,000 for a purchase option on the Leesburg facility. We did not have the funds to complete the purchase of the property and the option expired on December 31, 1999. The entire option payments were subsequently written off in our December 31, 1999 year-end numbers. We do not have other income during the three month period ended June 30, 1999.

         Interest income was $11,383 during the first quarter of 2000, which represents interest earned on funds received from our private placement funds that were held in escrow during that period. We did not have any interest income during the first quarter of 1999.

         Litigation expenses were $0 and $108,729, or 18.6% of total revenues, for the three months ended June 30, 2000 and 1999. Litigation expenses were $10,680, or .1% of total revenues and $237,9921, or 21.6 % of total revenues, for the six months ended June 30, 2000 and 1999. Most of these litigation expenses were related to our lawsuit with Triac Corporation, which we settled in November 1999.

LOSS FROM CONTINUING OPERATIONS

         As a result of the forgoing, our net loss from continuing operations was $97,786 and $442,200 during the three months ended June 30, 2000 and 1999. Our net loss was $766,.563 and $990,236 during the six months ended June 30, 2000 and 1999.

EXTRAORDINARY ITEMS

         In the three months ended June 30, 2000, we had a gain of $215,669 for extraordinary litigation. During the first quarter of 2000, we recognized income of $43,204 relating to the forgiveness of debt and $194,615 from the debt restructuring. We did not have any interest income during the first quarter of 1999.

NET INCOME

         As a result of the forgoing, we had net income of $117,833 during the three months ended June 30, 2000 compared with a net loss of $442,200 for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, we had net losses of $313,075 and $990,236.

Plant and Equipment

         On June 30, 2000, we completed the purchase of the Leesburg manufacturing facility. The Leesburg facility consists of an 89,900 sq. ft. building located on 7.5 acres of land. Forty thousand square feet of the building is a modern bottling facility capable of producing over 15 million cases per year of finished beverage products. We also purchased equipment which will allow us to blow- mold our bottles from pre-forms. We expect that we will have to expand the facility by over 200,000 square feet within the next 12 months to meet the current demand for our products and services. In the next year, we expect to spend up to another $3 million to complete the production facility and increase its efficiency with additional production capacity and automation.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had current assets of $2,143,304 compared to current assets of $504,210 as of December 31, 1999. This increase reflects an increase in cash from raising $5,109,000 in a private offering and increased raw material inventories. Cash and cash equivalents increased to $1,312,911 as of June 30, 2000 from negative cash of $37,885 as of December 31, 1999. Current liabilities were $2,188,075 as of June 30, 2000 compared to current liabilities of $3,878,007 of December 31, 1999. This decrease in current liabilities is due to the reduction of our short term debt that took place in the restructuring agreement. Accounts payable increased to $1,202,909 as of June 30, 2000 from $988,094 as of December 31, 1999, primarily as a consequence of open items in the amount of $585,000, on equipment purchases for the Leesburg manufacturing center upgrades.

         Net fixed assets increased from $1,598,887 as of December 31, 2000 to $5,210,639 as of June 30, 2000, reflecting the acquisition of the Leesburg plant and equipment. Our shareholders equity increased from negative $2,309,791 as of December 31, 1999 to positive $5,874,057 as of June 30, 2000, an increase of over $8 million. This has occurred as a result of the conversion of our high rate debt into equity and the successful completion of a private placement of our Series B Convertible Preferred Stock and warrants. We raised $5,109,000 in the private placement.

         Cash flows used in operating activities was $985,947 during the six month period ended June 30, 2000. Cash used in investing activities during the six month period ended June 30, 2000 was $3,101,360 to purchase the Leesburg manufacturing facility. Cash flows from financing activities were $5,362,333 during the six month period ended June 30, 2000. We made payments in the amount of $252,463 on certain outstanding notes payable and recognized income in the amount of $43,204 from the forgiveness of debt. We also raised $5,058,000 from the issuance of common and preferred stock and received a $500,000 loan to purchase the manufacturing facility in Leesburg, Florida. We also received a $100,000 loan from a shareholder to increase working capital.

         Our capital requirements from our continuing operations consist of general working capital needs, capital to complete and improve the Leesburg manufacturing facility and scheduled payments on our debt obligations and dividend payments. See Part II - Item 3. The Company's operating activities and continued expansion will require additional cash during the remainder of this year and 2001. We expect that our cash on hand as of June 30, 2000 will allow us to meet our current operating expenses for the next three months. If we do not raise additional capital in September 2000, we may not be able to continue our operations.

Additional Factors that May Affect Operating Results

         In evaluating the Company, the following risk factors should be considered:

Factors That May Affect Our Future Results and Market Price of Stock

         We operate in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

         Limited Operating History. We have been in the beverage business since March 7, 1996 and we have a limited operating history. Our operations consist of manufacturing and distributing the Syfo brand of bottled water as well as other products. We have lost money in all periods since 1996. Although the Syfo brand has 50 years of history and is distributed throughout the South, there is no assurance that we will be able to sell enough of the products to ensure a profit. Our business is subject to all the risks inherent in any newly formed business including the absence of a profitable operating history, lack of market recognition and limited banking and financial relationships.

         History of Operating Losses and Previous Going Concern Qualification. We have incurred operating losses since inception of our operations in 1996, and may continue to incur substantial losses in the future. In particular, the Company incurred losses of $2,182,334 for fiscal 1999 and $1,101,442 for fiscal 1998. The footnotes to our financial statements for fiscal 1999 and fiscal 1998, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. However, we completed a restructuring plan with six of our creditors in the first quarter of 2000 and converted approximately $3.6 million of debt and accrued interest into equity and our net worth is positive as of June 30, 2000. We have developed a business strategy, which we hope will enable us to be profitable. However, there can be no assurances that the Company will ever have profitable operations Even if we do have profitable operations, there can be no assurances that we can achieve profitable operations on a consistent basis. It is possible that our Company may experience further net losses.

         Quarterly Dividend Payments and Failure to Make First Scheduled Dividend Payment on July 10, 2000. As of August 1, 2000, we have issued and outstanding 432,500 shares of Series B Preferred Stock, 130,600 shares of Series C Preferred Stock, 31,500 shares of Series D Preferred Stock, 57,500 shares of Series E Preferred Stock and 35,000 shares of Series F Preferred Stock. We are required to make quarterly dividend payments to these shareholders in the amount of $167,500 and our annual dividend payments to these preferred shareholders equals $668,600. We failed to make our first scheduled dividend payments on these preferred shares on July 10, 2000. If we fail to make three dividend payments, the preferred shareholders can send us a notice stating that we are in default under the terms of the preferred stock. If we are in default, each share of preferred stock will have 10 votes per share toward the election of directors of the Company. Accordingly, if we are in default under the terms of the preferred stock, the preferred shareholders will probably be in a position to control our board of directors. If we issue more shares of preferred stock, our annual and quarterly dividend payments will increase. Our obligation to make these dividend payments will decrease our operating cash flow and our ability to make expenditures to benefit our business.

         $500,000 Debt to Finance Purchase of Leesburg Manufacturing Facility and Security Interest in all of Universal's Business Assets. In order to finance the purchase of the Leesburg manufacturing plant and facility, we obtained a short-term $500,000 loan from the First National Bank of Blue Island on June 30, 2000. In order to secure this loan, we gave Blue Island a mortgage on the Leesburg manufacturing facility and a security interest in all of Universal's business assets, including but not limited to, the Syfo trademark, inventory and equipment. If we fail to pay this loan in full by October 1, 2000, Blue Island could foreclose on the Leesburg manufacturing plant and Universal's other business assets, including but not limited to the Syfo trademarks and all of Universal's inventory and equipment.

         If Blue Island forecloses on the Leesburg manufacturing facility and Universal's other business assets, it would have a material adverse effect on Universal's business operations. During fiscal 1999, most of Universal's revenues were obtained from the sale and distribution of Syfo products. If Universal does not own the Syfo trademarks, it would probably lose revenues from operations. It is not clear if Blue Island or any other purchaser of the Syfo trademark would want to enter into a licensing agreement with Universal to manufacture and distribute Syfo products. If Blue Island foreclosed on the Leesburg manufacturing facility, Universal would need to out-source the production of its Syfo bottled water and private label contracts to other manufacturers. There would probably be delays in setting up such out-sourced production, which would result in decreased revenues and potential loss of clients. Such out-sourced manufacturing would probably result in higher manufacturing costs to Universal and consequently, lower revenues.

         Additional Financing Required; Lack of Traditional Financing Sources. We are pursuing an aggressive growth strategy that will require substantially more funding than we have on hand. We may seek additional financing through the sale of additional debt or equity securities (or a combination thereof) in future public or private offerings. Additionally, we may seek to obtain debt financing from a bank or other lending institution, where we may be required to pledge our business assets as collateral for the loan. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us. Consequently, should we be unable to secure needed additional financing in the future on a reasonable basis, it is possible that our business plan won't be executable and profitable operations will not be obtainable. There can be no assurances that any such additional financing will be available on terms satisfactory to us, if at all, since conventional financing may not be available to us.

         Dominant Customers. We have three customers which represented a significant portion of our sales in fiscal 1999. Publix Super Markets represented 48.1% of our sales, Albertson's represented 10.1% of our sales and Winn-Dixie Food Stores represented 7.5% of our total sales. Loss of any of these customers would seriously affect our business. We are constantly seeking new customers to lower the dependence of our Company on Publix Super Markets, Albertson's and Winn- Dixie Food Stores and are in discussions with several new customers, which could dramatically reduce such dependence. In the second quarter of 2000, we reached a verbal supply agreement with Sam's Club to privately label approximately 3 million cases of water on an annual basis. However, there can be no assurances that this agreement will be operational and will be profitable to the Company. Supplying Sam's Club may reduce our dependence on any our dominant customers, however there can be no assurance any new customer or customers will reduce this dominance or will continue ordering our products. Further, there are no assurances that our relationships with Sam's Club will be profitable, or will be long-term supply agreements.

         Uncertain Ability to Manage Growth. As part of our business strategy, we intend to pursue rapid growth. Our ability to achieve our planned growth depends upon a number of factors, including our ability to hire and train management and other employees, the adequacy of our financial resources, our ability to identify new markets in which we can successfully compete and our ability to adapt our purchasing and other systems to accommodate our expanded operations. In addition, there can be no assurance that we will be able to achieve our planned expansion or that we will be able to manage successfully the expanded operations. Failure to manage growth effectively could adversely affect our financial condition, results of operations and prospects.

         Competition. Our products, including the Syfo products and the private label business, are subject to intense competition from companies that have significantly greater market share, shelf space, financial resources and distribution. Our principal competitors in the sparkling water segment are Canada Dry, private label store brands, Ritz, Seagram's, Perrier, Clearly Canadian, Crystal Bay, New York Seltzer, San Pelligrino, and LaCroix. Our principal competitors in the non-carbonated bottle water market are Zephyrhills, Deer Park, Crystal Springs and private label store brands. These companies have the resources to either lower the price of their products in a predatory manner or secure the prime space in the outlets in which these products are sold. If these companies are successful in their efforts to obtain greater market share, shelf space and/or distribution, this could affect our Company's ability to sell its Syfo products and could result in lower total revenues.

         Dependence on Senior Management. Our future performance depends substantially upon the continued services of our senior management, particularly Mr. Moore and Ms. Mendius, and other key personnel. We have entered into employment agreements with Mr. Moore and Ms. Mendius. See "Management - Employment Agreements." The loss of services of Mr. Moore or Ms. Mendius could have a material adverse effect on the Company's marketing strategy, business operations, financial condition and results of operations. If our operations expand, we will also be dependent upon our ability to attract and retain additional qualified employees and consultants. There is significant competition for qualified personnel, and there can be no assurance that the Company will be successful in recruiting, retaining or training the management personnel it requires.

         Government Regulations. The Federal Food and Drug Administration ("FDA") regulates our products as a "food." Accordingly, our products must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." In the event that we do not continue to meet these required standards, our manufacturing facilities may be shut down and our business will be seriously affected.

         Penny Stock Trading Rules. The Securities Exchange Act of 1934 as amended and regulations promulgated thereunder place restrictions on trading activities in "penny stocks." Penny stocks are defined as equity securities priced under $5.00 which are not listed for trading on a national exchange or NASDAQ, subject to certain exceptions. Under this definition, the Company's common stock is a penny stock. Brokers dealing in penny stocks are subject to special disclosure rules, are required to determine the suitability of penny stock transactions for their clients, and are required to obtain and maintain written consents of their clients to such transactions. These regulatory burdens discourage a number of brokers from becoming involved in a security until it is no longer a penny stock, which may adversely affect the depth and liquidity of any market in the Company's common stock.

         Lack of Liquidity for the Company's Common Stock. The Company's common stock currently trades on the Over-the- Counter Bulletin Board ("OTC") under the symbol, "UVBV." . Stocks trading on the Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. Sales of substantial amounts of shares of the Company's common stock in the public market (pursuant to exercise of warrants and additional capital financing transactions which may be undertaken by the Company in the future) could adversely affect the market price of the Company's common stock and the Company's ability to raise equity capital in the future and may make it more difficult for an investor to liquidate his investment in the Company. The trading market for the Company's common stock is currently limited to relatively low volume. There can be no assurance that a trading market will be sustained in the future.

         Issuance of Additional Shares. Our Articles of Incorporation authorize the issuance of 30 million shares of common stock and 20 million shares of preferred stock. As of June 30, 2000, we had 7,776,204 shares of common stock issued and outstanding and an aggregate of 454,600 shares of preferred stock of various classes. Our Board of Directors has the power, without shareholder approval, to issue up to 22,223,796 shares of common stock and 19,545,400 shares of preferred stock, with preferences designated by the Board of Directors. Any such issuance might result in a reduction of the book value or market price of the outstanding common stock and preferred shares. Issuance of additional shares will reduce the proportionate ownership and voting power of our then existing shareholders.

                           PART II. OTHER INFORMATION


         ITEM 1.           LEGAL PROCEEDINGS

                           None.

         ITEM 2.           CHANGES IN SECURITIES

         (C) On March 31, 2000 and June 30, 2000, we issued an aggregate of 432,500 shares of our Series B Convertible Preferred Stock to accredited investors in a private offering. Each share of Series B Convertible Preferred Stock can be converted into 2.5 shares of the Company's common stock. The offering price was $10.00 per share. Each investor in the private offering was also given the opportunity to purchase a warrant package equal to 1/5 of his/her investment in the private offering. Each warrant package consisted of Class A Warrants, Class B Warrants and Class C Warrants. Each warrant gave each investor the right to purchase one share of our common stock at various exercise prices. The exercise price for the Class A, Class B and Class C Warrants is $1.00 per share, $3.00 per share and $5.00 per share, respectively. One condition to purchase the warrant package was that the investor must exercise all of the Class A Warrants at the time of purchase. The investors purchased 784,500 Warrant Packages. Accordingly, the investors acquired 784,500 shares of our common stock. The offering and sale of the Series B Preferred Shares and the warrant package and the exercise of the warrant packages was made in reliance upon the exemption from registration contained in Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, as amended. The Series B Preferred Shares and warrant package were offered only and sold to accredited investors who had access to comprehensive information about us. We placed legends on the stock certificates and the warrant certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         We are required to make quarterly dividend payments to our Series B, Series C, Series D, Series E and Series F preferred shareholders in the amount of $167,500 and our annual dividend payments to these preferred shareholders equals $668,600. The scheduled dividend payment dates are January 10, April 10, July 10 and October 10. We failed to make our first scheduled dividend payment on July 10, 2000. If we fail to make three dividend payments, the preferred shareholders can send us a notice stating that we are in default under the terms of the preferred stock. If we are in default, each share of preferred stock will have 10 votes per share toward the election of directors of the Company. Accordingly, if we are in default under the terms of the preferred stock, the preferred shareholders will probably be in a position to control our board of directors.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

         ITEM 5.           OTHER INFORMATION

                           None.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.


         A.       Exhibits

                  27.1 Financial Data Schedule

         B.       Reports on Form 8-K

                  None

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: August 21, 2000          UNIVERSAL BEVERAGES HOLDINGS
                                        CORPORATION

                                        By /s/   Jonathon Moore
                                        ---------------------------
                                        Jonathon Moore
                                        Chief Executive Officer and Chairman

                                        /s/ Jay D. Marsh
                                        ---------------------------
                                        Jay D. Marsh
                                        Treasurer