Form 10QSB
period 2000-09-30
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2000-11-28
CIK 1057909

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

For the quarterly period ended September 30, 2000

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

                  YES [ ]           NO [X]


The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2000 was 7,813,204.






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

         Balance Sheets as of September 30, 2000 (Unaudited) and
         December 31, 1999 (Audited)..............................................................................3-4

         Statements of Operations for the Three Months and the Nine Months
         Ended September 30, 2000 and 1999 (Unaudited)............................................................5-6

         Statement of Changes in Stockholder's Equity for the Nine Months
         Ended September 30, 2000 (Unaudited).....................................................................7-9

         Statements of Cash Flows for the Nine Months Ended September 30,
         2000 and 1999 (Unaudited) ...............................................................................10-11


         Notes to Financial Statements............................................................................12-19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................................20-26


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

Item 4. Submission of Matters to a Vote of Security Holders.......................................................27

Item 5. Other Information.........................................................................................27

Item 6. Exhibits and Reports on Form 8-K..........................................................................27

Signatures........................................................................................................28



                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)



                                                      September 30, December 31,
                                                         2000           1999
                                                     -----------    -----------
Assets

Current Assets
   Cash                                              $   104,352    $   (37,885)
   Accounts receivable (net of allowance for
     uncollectibles of $15,178 and $ 0)                  657,526        169,097
   Inventory                                             497,956        358,159
   Advance receivable - McLean                            50,000
   Prepaid expenses                                      232,425         14,839
                                                     -----------    -----------
Total Current Assets                                   1,542,259        504,210

Property and equipment                                 7,197,393      1,849,825
   Less accumulated depreciation                        (383,032)      (250,938)
                                                     -----------    -----------
                                                       6,814,361      1,598,887


Intangible assets net of amortization of $ 157,456
   and $ 61,502                                          671,619        765,119


Other assets

   Deferred loan fees                                     49,469
Other assets                                              86,429
   Deposits                                               82,721          6,000
                                                     -----------    -----------
                                                         218,619          6,000
                                                     -----------    -----------


                                                     $ 9,246,859    $ 2,874,216
                                                     ===========    ===========

                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)




                                                                September 30,   December 31,
                                                                    2000           1999
                                                                -----------    -----------
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                             $ 2,869,147    $   988,094
   Accrued expense                                                  114,922        145,949
   Accrued interest                                                  11,478        436,964
   Deferred compensation                                             30,500
   Current portion of notes payable                                 965,918      2,276,500
                                                                -----------    -----------
Total current liabilities                                         3,961,465      3,878,007

Long term note payable                                               27,874      1,306,000

Shareholders' equity

   Preferred stock, $0.01 par value, 20 million shares
     authorized, 687,100 and 8,500 shares issued and
     outstanding respectively, redeemable at company's option
     (liquidation preference $ 6,871,000 and $ 0)                     6,871             85
   Common stock, $0.001 par value 30 million shares
     authorized, 7,813,204 and 4,363,454 shares issued and
     outstanding respectively                                         7,813          4,363
   Additional paid in capital                                     9,530,744      1,052,557
   Retained deficit                                              (4,287,909)    (3,366,796)
                                                                -----------    -----------
                                                                  5,257,519     (2,309,791)
                                                                -----------    -----------

                                                                $ 9,246,859    $ 2,874,216
                                                                ===========    ===========


                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                                                               For the period ended September 30,
                                                                    Three months ended                     Nine months ended
                                                                  2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
Revenue

   Sales, net of discounts and returns                         $ 1,795,885        $ 1,096,246        $ 2,972,946        $ 2,200,363
   Cost of Goods Sold                                            1,477,060            735,763          2,447,130          1,705,604
                                                               -----------        -----------        -----------        -----------

Gross Profit                                                       318,825            360,483            525,816            494,759

Expenses
   General and administrative                                      298,434            117,422            570,145            347,670
   Sales expenses                                                  290,730             90,816            473,823            231,147
   Marketing expenses                                              118,206             20,173            229,244             54,109
   Consulting and Professional fees                                 98,934             14,775            528,097             39,016
   Rent                                                             30,873             64,629            172,439            195,283
   Bad debt                                                             --             15,178
   Depreciation and amortization                                    71,820             57,500            177,101            125,000
                                                               -----------        -----------        -----------        -----------
                                                                   908,997            365,315          2,166,027            992,225
Other income/(expenses)
   Interest expense                                                (26,304)          (123,412)          (186,732)          (383,023)
   Other income                                                      8,271            451,473
   Interest income                                                     166             11,549
   Litigation expenses                                                  --           (127,389)           (10,680)          (365,381)
                                                               -----------        -----------        -----------        -----------
                                                                   (17,867)          (250,801)           265,610           (748,404)
                                                               -----------        -----------        -----------        -----------

Loss from continuing operations                                $  (608,039)       $  (255,633)       $(1,374,601)       $(1,245,870)




                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                                                           For the period ended September 30,
                                                                     Three months ended              Nine months ended
                                                                    2000            1999            2000            1999
                                                                -----------     -----------    -------------     -----------
Loss from continuing operations                                 $  (608,039)    $  (255,633)   $  (1,374,601)    $(1,245,870)

Extraordinary items
   Forgiveness of debt                                                   --                           43,204
   Extraordinary litigation                                              --                          215,669
   Gain on Debt restructure                                              --                          194,615
                                                                -----------     -----------    -------------     -----------
Net Loss                                                        $  (608,039)    $  (255,633)   $    (921,113)    $(1,245,870)
                                                                ===========     ===========    =============     ===========


Earnings (loss) per common share
Loss from continuing operations                                       (0.12)          (0.09)           (0.25)    $     (0.45)
Extraordinary items                                                      --              --             0.07              --
                                                                -----------     -----------    -------------     -----------
                                                                $     (0.12)    $     (0.09)   $       (0.18)    $     (0.45)
                                                                -----------     -----------    -------------     -----------

Earnings (loss) per common share assuming dilution
Loss from continuing operations                                       (0.11)                           (0.23)          (0.45)
Extraordinary items                                                      --                             0.06              --
                                                                -----------     -----------    -------------     -----------
                                                                $     (0.11)    $        --    $       (0.17)    $     (0.45)
                                                                -----------     -----------    -------------     -----------





                       See notes to financial statements

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)

                                                        Common Stock      Preferred Stock    Paid in       Retained
                                                     Shares       Amount   Shares  Amount    Capital        Deficit         TOTAL
                                                   --------------------------------------------------------------------------------
Balance December 31, 1998                           2,608,454    $  2,608   8,500   $ 85   $ 1,052,557   $ (1,184,452)  $  (129,202)

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated December 3, 1999 ($ 0.001 per share)          35,000          35                                                        35

Issuance of shares of common stock to  employees
   based on Board of Directors assessments for
   compensation,  in lieu of cash payment dated
   December 3, 1999 ($0.001 per share)                770,000         770                                                       770

Issuance of shares of common stock to Robert
   Dolan, based on Board of Directors assessment
   as part of loan agreement with Mr. Dolan
   December 3, 1999 ($ 0.001 per share)               200,000         200                                                       200

Issuance of common stock to shareholders based on
   Board of Directors dated December 3, 1999
   (Adjustment merger agreement with Universal
   Beverages, Inc. $ 0.001 per share)                 750,000         750                                                       750

Net loss December 31, 1999                                                                                 (2,182,344)   (2,182,344)
                                                   --------------------------------------------------------------------------------
Balance December 31, 1999 (Audited)                 4,363,454    $  4,363   8,500   $ 85   $ 1,052,557   $ (3,366,796)  $(2,309,791)




                       See notes to financial statements

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)

                                                         Common Stock       Preferred Stock    Paid in       Retained
                                                       Shares     Amount    Shares   Amount    Capital        Deficit       TOTAL
                                                    --------------------------------------------------------------------------------
                         sub-total                  4,363,454   $  4,363    8,500  $     85  $ 1,052,557  $ (3,366,796) $(2,309,791)

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated January 21, 2000                           1,621,000      1,621                         302,317                    303,938

Issuance of shares of common stock to Robert
   Dolan, based on Board of Directors assessment as
   part of loan agreement with Mr. Dolan on
   January 21, 2000                                   100,000        100                          18,650                     18,750

Conversion of Preferred stock to Common stock on
   January 31, 2000                                    46,750         47   (8,500)      (85)          38                         --

Issuance of common stock in connection with warrants
   exercised at $ 1.00 per share                      970,000        970                         969,030                    970,000

Issuance of Preferred stock - Series B in connection
with private placement through September 30, 2000                          432,500     4,325    4,075,175                  4,079,500

Issuance of common stock in connection with the
   Debt restructure, on March 31, 2000                712,000        712  254,600     2,546    3,112,977                  3,116,235
                                                    --------------------------------------------------------------------------------
                         sub-total                  7,813,204   $  7,813  687,100  $  6,871  $ 9,530,744  $ (3,366,796) $ 6,178,632


                       See notes to financial statements

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)


                                                        Common Stock      Preferred Stock     Paid in        Retained
                                                      Shares     Amount   Shares    Amount    Capital        Deficit        TOTAL
                                                    -------------------------------------------------------------------------------
                         sub-total                  7,813,204   $  7,813  687,100  $  6,871  $ 9,530,744  $ (3,366,796) $ 6,178,632

Net Loss for the nine months ended September 30, 2000                                                         (921,113)    (921,113)
                                                    -------------------------------------------------------------------------------

Balance September 30, 2000 (Unaudited)              7,813,204   $ 7,813   687,100  $  6,871  $ 9,530,744  $ (4,287,909) $ 5,257,519
                                                    ===============================================================================


                       See notes to financial statements

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                                                 For the nine months ended September 30,
                                                                         2000           1999
                                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                                           $  (921,113)   $(1,245,870)

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                      177,101        125,000
      Bad Debt                                                            15,178
      Gain on debt restructure                                          (194,615)
      Gain on Litigation debts                                          (215,669)
      (Increase) decrease in prepaid expenses                           (217,586)       (15,536)
      (Increase) decrease in inventories                                (139,797)      (154,793)
      (Increase) decrease in receivables                                (503,607)      (234,491)
      (Increase) decrease in other assets                               (213,151)       (16,873)
      Increase (decrease) in accounts payable and accrued expenses       518,320        790,809
                                                                     -----------    -----------
      Total adjustments                                                 (773,826)       494,116
                                                                     -----------    -----------
  Net cash used by operating activities                               (1,694,939)      (751,754)
                                                                     -----------    -----------

Cash flows from investing activities:
  Cash payments for the purchase of property                          (3,612,912)      (405,282)
                                                                     -----------    -----------
  Net cash used by investing activities                               (3,612,912)      (405,282)
                                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from loan                                                     700,000      1,204,784
  Payments on notes payable                                             (256,208)
  Forgiveness of debt                                                    (43,204)
  Proceeds from issuance of common and preferred stock                 5,049,500             --
                                                                                    -----------
  Net cash provided by financing activities                            5,450,088      1,204,784
                                                                     -----------    -----------

Net increase in cash and cash equivalents                                142,237         47,748

Cash and cash equivalents, beginning of period                           (37,885)        83,866
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $   104,352    $   131,614
                                                                     ===========    ===========


                       See notes to financial statements

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                         For the nine months ended September 30,
                                                      2000                1999
                                                     -------           -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                 175,254           $     -
                                                     -------           -------


Shareholders' equity note:
Approximately 1,721,000 shares of the Company's common stock were awarded to various service providers in lieu of cash consideration of $ 322,688.


                       See notes to financial statements

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000


NOTE 1            UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

                  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

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

                  Accounting Estimates
                  --------------------
                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                  Concentration of Risk
                  ---------------------
                  The Company had deposits with four financial institutions amounting to $104,352 and ($37,885) at September 30, 2000 and December 31, 1999, respectively, which were insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation. The Company believes that risks relating to cash balances are minimized as a result of the size and stature of the financial institutions in which the Company maintains its account.

                  Advertising
                  -----------
                  Advertising costs are charged to operations when they first take place. The Company had capitalized $188,573 on September 30, 2000, related to the final version of the infomercial that has yet to be aired. Advertising expense totaled $138,230 for the nine months ended September 30, 2000.

                  Amortization
                  ------------
                  Amortization of trademarks, brand names, copyrights and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                             Organization expense                       5 years
                             Trademark and brand name                  15 years

                  Accounting Pronouncements
                  -------------------------
                  In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
                  131), which established presentation of financial data based on the "management approach". SFAS No. 131 is applicable for years beginning after December 15, 1997. For the current fiscal year we are not going to present segment reporting because it is immaterial.

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                  Basic Loss per Share and Diluted Loss per Share
                  -----------------------------------------------
                  The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

                                    Basic                         6,906,012
                                    Dilutive                      7,267.070

                  The 5,191,996 shares of common stock reserved for the exercise of warrants are not included in the diluted earnings per share because the exercise price is above the average market price per share.

                  Principles of Consolidation
                  ---------------------------
                  The consolidated financial statements of the Company include those accounts of Universal Beverages, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

NOTE 3            PROPERTY AND EQUIPMENT

                  Property and equipment at September 30, 2000 and December 31, 1999 consisted of the following:

                                                  September 30,     December 31,
                                                      2000            1999
                                                  -----------      -----------

                  Land and building               $ 2,476,867      $         0
                  Plant equipment                   4,448,243        1,233,003
                  Plant improvements                  169,803          595,870
                  Office machines and equipment       102,480           20,952
                                                  -----------      -----------
                                                    7,197,393        1,849,825
                  Less accumulated depreciation      (383,032)        (250,938)
                                                  -----------      -----------

                                                  $ 6,814,361      $ 1,598,887
                                                  ===========      ===========

                  Depreciation expense for the nine months ended September 30, 2000 and year ended December 31, 1999 was $57,000 and $212,500, respectively.

NOTE 4            CAPITAL STOCK TRANSACTIONS

                  The Articles of Incorporation provide for the authorization of 30,000,000 shares of common stock at $0.001 par value; and 20,000,000 shares of preferred stock at $0.01.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 4            CAPITAL STOCK TRANSACTIONS (continued)

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

                  On January 31, 2000, the Company converted the 8,500 shares of Preferred Stock - Series A to 46,750 shares of common stock.

                  On March 31, 2000, in a Debt Restructure agreement (see Note
                  7), the Company issued 712,000 shares of common stock in exchange for $749,975 notes payable as follows:

                           With Bridge Bank, 700,000 shares of common stock in exchange for $720,500 notes payable.

                           With Alan Moore, 12,000 shares of common stock in exchange for $29,475 notes payable.

                  During the period between January 1 and September 30, 2000, 970,000 warrants were exercised at $1.00 per share for 970,000 shares of common stock.

                  Preferred Stock
                  ---------------
                  On March 31, 2000, in a Debt Restructure agreement (see Note
                  7), the Company issued 254,600 shares of Preferred Stock (Series C, D, E and F) in exchange for $2,610,875 notes payable.

                  At September 30, 2000, a total of 432,500 shares of Preferred Stock were issued in exchange for $4,079,500 in cash, net of $270,500 offering expense.

                  Warrants
                  --------
                  At September 30, 2000, warrants were as follows:

                           Warrants  - 12/31/99                     1,250,000
                           Warrants issued 01/01/00 - 09/30/00      5,593,994
                           Exercised - 09/30/00                      (970,000)
                                                                    ---------

                            Total Warrants                          5,873,994
                                                                    =========

                  The remaining warrants will expire on various dates through August 2003.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 5            INCOME TAXES

                  The Company has a federal net operating loss carryforward for the year ended December 31, 1999 of $3,366,796 through various years to 2019.

NOTE 6            NOTES PAYABLE

                  The Company has outstanding notes payable at September 30, 2000 and December 31, 1999 as follows:

                                                                             September 30,      December 31,
                                                                                2000               1999
                                                                          ------------     -----------------
                  Note  payable  to Bridge  Bank with an  interest
                  rate of 15% per year, unsecured, due on demand.           $         0        $   541,500

                  Note   payable  to   American   Access  with  an
                  interest  rate of 15% per year;  unsecured,  due
                  on demand.                                                          0            500,000

                  Note  payable to FNB Bank with an interest  rate
                  of 10.5% per year; secured, due 01/02/01.                  $  600,000        $         0

                  Note payable to Rial/Moe with an interest rate
                  of 8% per annum payable in 36 monthly payments;
                  secured by production equipment; due 3/31/00.                  43,792            500,000

                  Note  payable to various  shareholders  at a 15%
                  interest rate per year;  due on demand;  secured
                  by all assets of Company.                                           0            185,000

                  Note  payable to  Altamonte  Capital  with a 15%
                  interest rate; due on demand; secured.                              0            300,000

                  Note payable to Telcoa with a 15% interest  rate
                  per year; due on 8/31/00.                                     250,000            250,000


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 6            NOTES PAYABLE - continued

                                                                            September 30,      December 31,
                                                                                2000               1999
                                                                            -----------         ----------
                  Note payable to Telcoa with a 10% interest  rate
                  per year;  due on 7/11/00,  renewable  up to two
                  more times.                                                   100,000                  0

                  14% note payable to an investment company; secured
                  by a blanket lien on assets; payable interest only
                  through 11/4/03, and 36 equal payments of principal
                  plus interest beginning 11/5/03. The note also
                  includes a prepayment penalty clause.                               0          1,306,000
                                                                            -----------         ----------
                                                                                993,792          3,582,500

                  Less current portion                                         (965,918         (2,276,500)
                                                                            -----------         ----------

                                                                            $    27,874         $1,306,000
                                                                            ===========         ==========

                  The amount of interest accrued but unpaid as of September 30, 2000 was $11,478. The total interest expense related to this loan was $176,166 at September 30, 2000.

NOTE 7            DEBT RESTRUCTURE

                  On March 31, 2000, the Company renegotiated a total of $3,610,850 in notes payable from various creditors in a Debt Restructure agreement as follows:

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 7            DEBT RESTRUCTURE (continued)

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

                  Note payable of $593,750 to McLean Ventures in exchange for 57,500 shares of preferred stock, series E. There was no market price available for the preferred stock on the date of the exchange.

                  Note payable of $338,265 to Altamonte Capital in exchange for 35,000 shares of preferred stock, series F. There was no market price available for the preferred stock on the date of the exchange.

NOTE 8            CONTINGENCIES

                  During the third quarter, a contractor, who installed the plant's production line and performed preliminary work for the second line, filed a lien against the Leesburg real property for $ 394,000. They are also threatening a lawsuit. However, the ultimate outcome is unknown at this time. In the opinion of management, the outcome will have no adverse effect on the financial statements.

NOTE 9            SUBSEQUENT EVENTS

                  During October and November 2000, the company offered to the series B preferred stockholders, stock dividends in lieu of dividends in arrears. The total amount of dividends in arrears on the series B preferred stock at September 30, 2000 was $158,750.

                  On October 4, 2000 the company obtained a loan in the amount of $ 150,000 from Alan Moore to be used in the purchase of a multipacker machine. The total expenses in connection with the loan were $ 35,000 to be paid in four equal installments beginning October 2000. The loan is guaranteed by a junior security interest in cash, accounts receivables and equipment.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations is based upon the financial statements contained in this Form 10Q-SB. This discussion contains forward-looking statements that involve risks and uncertainties. At the end of the section there is a description of those forward-looking statements and the risks and uncertainties.

Results of Operations

         Revenue for the three months ended September 30, 2000 substantially increased to a record of $1,795,885 in contrast to $1,096,246 for the same period of 1999. This revenue includes approximately $1,097,000 from the sale of spring water to Sam's Club, for which shipments began in September 2000. Our net sales of Syfo(R) increased during the third quarter by approximately $150,000 as a result of our increased marketing. However, our results for the third quarter of 2000 do not include any revenue from the sale of water to the United States to meet hurricane emergencies. We generated approximately $550,000 from this source in the third quarter of 1999.

         Our cost of goods sold did not increase proportionately resulting in an increase in our cost of goods sold to approximately 82% for the three months ended September 30, 2000 in contrast to approximately 67% for the same period in 1999. Management does not believe that this increase in costs of goods sold actually reflects what is occurring and attributes this number to the fact that for the month of September it installed a new computer system while the first two months of the quarter were recorded on the old computer system. Management believes that the variance that occurred may very well be cancelled during the year end at the annual audit. However, there can be no assurances that management's belief is correct. In any event, as a result of the low gross profit margin, our gross profit for the quarter ended September 30, 2000 was $ 318,533 in contrast to $360,483 for the same quarter in 1999.

         Our general and administrative expenses substantially increased for the three months ended September 30, 2000 resulting in an increase of approximately 154%. This substantial increase is primarily attributable to our write-off of costs incurred in an acquisition we did not complete, increased public company costs and our increase in staff to support our increase in business. Our sales expense increase of approximately $130,000 is primarily due to freight costs incurred in shipments to Sam's Club. Marketing expenses increased by approximately $80,000. About one-half of this increase is attributable to our exclusive agreement to distribute water in AllTel Stadium in Jacksonville, Florida and our marketing of the Jacksonville Jaguars NFL team. The other marketing increase is from our increase in marketing our Syfo(R) brand. The increase in consulting and professional fees is from an increase in routine litigation as the result of our tight cash flow, and increased accounting costs resulting from our new Securities and Exchange Commission reporting obligations and an increase in investor relations expenses.

         As the result of our March 31, 2000 debt restructuring, our interest expense for the three months ended September 30, 2000 was $29,698 in contrast to $123,412 for the same quarter in 1999. The other significant item for the quarter was that we had no extraordinary litigation expenses which accrued for the last quarter in contrast to $127,389 for the quarter ended September 30, 1999. These factors resulted in our sustaining a loss of $608,039 for the quarter ended September 30, 2000 in contrast to $255,633 for the same quarter in 1999.

         For the nine months ended September 30, 2000 our revenue was a record of $2,972,946 in contrast to $2,200,363 for the nine months ended September 30, 1999. The reasons for the increase are the same as the reasons for the increase of the third quarter of 2000. Because of the substantial increase in cost of goods sold, and for the same reasons expressed above, our gross profit margins for the nine months ended September 30, 2000 were approximately 18% in contrast to approximately 22% for the same period in 1999. Our general administrative expense for the nine months ended September 30, 2000 were $2,116,235 in contrast to $992,225 for the same period of 1999. This increase and increases in sales, marketing and consulting and professional expenses were for the same reasons as expressed above although consulting and professional fees totaled $548,597 for the nine months ended September 30, 2000 in contrast only $39,016 for the same period of 1999. Additionally, we incurred significant non-cash charges during the first six months of this year as the result of stock issuances recorded as a consulting expense.

         Our interest expense for the nine months ended September 30, 2000 was $190,126 in contrast to $383,023 for the same period 1999. Much of the interest occurred in the first quarter prior to the March 31, 2000 restructuring. We also incurred other income of $451,473 for the nine months ended September 30, 2000 primarily resulting from gains recognized in connection with the restructuring. The other significant item during the nine months ended September 30, 2000 was that extraordinary litigation expenses were only $10,680 in contrast to $365,381 for the nine months ended September 30, 1999. Most of these litigation expenses are attributable to significant litigation, which we settled in 1999.

         Our loss from continuing operations from the nine months ended September 30, 2000 was $1,398,495 in contrast to $1,245,870 for the same period in 1999.

Liquidity and Capital Resources

         As of September 30, 2000, our current liabilities, including the current portion of long-term debt, exceeded our current assets by $2,436,675. We have a substantial amount of debt due in the next several months. Because we do not anticipate receiving proceeds from the exercise of warrants by that date, we are currently seeking alternate sources of financing and to restructure or extend our indebtedness. Between our indebtedness, which is coming due in the next several months, and dividends owed to preferred to shareholders due in January 2001, we estimate that we need over $1,500,000 including interest by early January 2001. This includes $600,000 owed to First National Bank of Blue Island which holds a first lien on all of our assets including our manufacturing facility and equipment as well as our accounts receivable and cash. This amount also includes $350,000 plus interest owed to Telcoa International Corporation, and $150,000 owed to Clifford Alan Moore, who holds a junior security interest in our cash, accounts receivable and equipment. We also owe Mr. Moore a $35,000 transaction fee which is to be paid in four equal monthly installments beginning October 4, 2000. Further, we have recently learned that one of our creditors, Eva and Lasse Moe and Roberto and Barbara Rial, has elected to accelerate the repayment on its $50,000 note, with an unpaid balance of $43,792 at September 30, 2000, due to our alleged failure to make monthly payments as agreed. We are currently endeavoring to find short-term financing or reach accommodations with creditors in order to extend our indebtedness.

         Our short-term liquidity needs include approximately $165,000 owed in dividends to our preferred shareholders. Under the terms of all of our outstanding classes of preferred stock, if we fail to make three consecutive dividend payments, holders of each outstanding series may declare a dividend default in which event each share of the series of preferred stock shall have 10 votes per share in connection with the election of directors. We have failed to make the initial two dividend payments and the third payments are due January 10, 2001. We recently offered our Series B holders the opportunity to receive shares of our common stock at $1.00 per share in lieu of past-due dividends for two quarters. This offer has been well received.

         We are currently seeking to borrow $157,000, which we intend to use to complete the installation of our own bottling facility. If we are able to make arrangements for this loan, we will likely issue warrants or other equity securities in connection with the financing, as well as execute a promissory note.

         In connection with our arrangements for this loan, one of our preferred shareholders affiliated with the potential lender agreed to convert its preferred stock into 383,333 shares of our common stock at an effective price of $1.40 per share including other consideration. This conversion price was above fair market value; the preferred shareholder actually could have converted at 20% discount to market. We believe this favorable transaction coupled with the related loan negotiation reflects the confidence in our business plan.

         Additionally, we need approximately $600,000 to purchase additional laboratory equipment for our quality control efforts. Our future results of operations will be directly affected by our ability to acquire this additional equipment, particularly the completion of our bottle making facility. We estimate, that based upon our existing business, operating our own bottle making facility will save us approximately $2,100,000 in 2001.

Forward-Looking Statements

         The above management's discussion and analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 relating to adjustments in costs of goods sold expected to occur in or following the fourth quarters, our ability to solve our working capital needs and liquidity, results of the offer to our Series B preferred shareholders and estimated savings from operating our own bottling facility. In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Some or all of these forward-looking statements may not occur. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include the following: our ability to harmonize our old accounting system with our new accounting system, our ability to reach an accommodation with our creditors and preferred shareholders and ability to efficiently install and operate our bottle making facility.

These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                           PART II. OTHER INFORMATION


         ITEM 1.           LEGAL PROCEEDINGS

         We are a party to a number of lawsuits arising out of commercial transactions. Although none of the suits would normally involve a material amount of potential liability, our current liquidity needs result in a different conclusion. Any adverse determination would have a material adverse effect on our financial condition. Additionally, a contractor which installed our plant's production line and performed preliminary work for our proposed second line, recently filed a lien against our Leesburg real property for $394,000. It also is threatening suit.

         Further, we recently were given notice of default by the holders of a note for which we currently owe approximately $44,000. The default arose because we inadvertently failed to pay the November 1st installment of $1,389 plus interest. We are attempting to persuade the note holders to withdraw their notice of default. If they fail to do so and initiate litigation, we will defend the suit since we believe the holders have acted in a commercially unreasonable manner.


         ITEM 2.           CHANGES IN SECURITIES

                           None.

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         We are required to make quarterly dividend payments to our Series B, Series C, Series D, Series E and Series F preferred shareholders in the amount of $167,500 and our annual dividend payments to these preferred shareholders equals $668,600. The scheduled dividend payment dates are January 10, April 10, July 10 and October 10. We failed to make our first and second scheduled dividend payment on July 10 and October 10, 2000. If we fail to make three dividend payments, the preferred shareholders can send us a notice stating that we are in default under the terms of the preferred stock. If we are in default, each share of preferred stock will have 10 votes per share toward the election of directors of the Company. Accordingly, if we are in default under the terms of the preferred stock, the preferred shareholders will probably be in a position to control our board of directors. In October and November of 2000, we offered shares of our common stock, as provided in our articles of incorporation, in lieu of past due dividends. To date, more than half of the Series B preferred shareholders have accepted this offer.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

         ITEM 5.           OTHER INFORMATION

                           None.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.


         A.       Exhibits

                  27.1 Financial Data Schedule

         B.       Reports on Form 8-K

                  On October 24, 2000, we filed a form 8-K to comply with Regulation FD.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: November 22, 2000        UNIVERSAL BEVERAGES HOLDINGS
                                        CORPORATION

                                        By /s/   Jonathon Moore
                                        ---------------------------
                                        Jonathon Moore
                                        Chief Executive Officer and Chairman

                                        By /s/ Jay D. Marsh
                                        ---------------------------
                                        Jay D. Marsh
                                        Treasurer