Form 10KSB
period 2000-12-31
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2001-04-17
CIK 1057909

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-KSB

[X}      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934


                   For the fiscal year ended December 31, 2000
                                             -----------------

                         Commission File Number: 0-30363

                    Universal Beverages Holdings Corporation
                    ----------------------------------------

              (Exact name of small business issuer in its charter)

            Florida                                  65-805935
            -------                                  ---------

 (State or other jurisdiction of
                                             (IRS Employer Identification No.)
  incorporation or organization)


                              3301 West Main Street
                              ---------------------

                             Leesburg, Florida 34748
                             -----------------------

               (Address of principal executive offices) (Zip code)

                                 (352) 315-1010
                                 --------------

                           (Issuer's telephone number)



         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $5,500,369

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,369,004 as of April 16, 2001.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,017,683 shares of common stock outstanding as of April 16, 2001.

                                     PART I



Item 1. Description of Business.

Possible Change in the Composition of Board of Directors

         On April 10, 2001, a group of shareholders delivered to Universal Beverages Holdings Corporation (the "Company") written consents purportedly representing greater than 50% of the Company's outstanding common stock. The substance of the consents was removal of Donald Rett and Jay Marsh from our board of directors and the appointment of Messrs. Carl Gilman, Paul Sticht, John Zelaya, Joel Magolnick and Robert Dolin as new members. The Company has retained independent legal counsel to investigate the validity of these consents.

         This information contained in this Report is subject to the results of the Company's investigation as to the validity of the written consents discussed above. It is important to note that three of the shareholders consenting to the above action were Jonathon Moore, Cydelle Mendius (Jonathon Moore's former wife) and Earl Smith (a long-time friend of Mr. Moore and Ms. Mendius). It is possible that these three shareholders may seek to involve Mr. Moore and Ms. Mendius in the management of the Company once again. Representatives of other consenting shareholders deny allegations of the Company's current management that this is the underlying intent of the consent. Despite this denial, if Mr. Moore and Ms. Mendius regain control of the management of the Company, the basic strategies and business as represented in this Report are subject to significant change.

In General

         We are in the business of producing and selling bottled water products. Since we began shipping bottled water to Sam's Club stores in the Southeast and Texas in September 2000, our principal source of revenues has been from private label sales to Sam's Club. Previously, our principal revenues came from production and distribution of the Syfo(R) brand of purified bottled waters in carbonated and non-carbonated varieties. Bottled water has been sold under the Syfo(R) brand since 1949 and is reputed to be one of the original brands of bottled water in the chain store marketplace. We acquired the Syfo(R) brand in July 1998. Our wholly-owned subsidiary, Universal Beverages, Inc., has been operational since March 1996.

         We primarily distribute our products in the Southeastern United States. Besides Sam's Club, our major customers are, Publix Supermarkets, Winn-Dixie Stores and Albertson's Food Stores. The principal area of distribution of our Syfo(R) bottled waters is in Florida and Georgia. We have a relationship with Publix Supermarkets under which we have coincided expansion of our distribution area with that of Publix. As each new Publix store opens, Syfo(R) products are introduced into the new area.

Our History and Structure

         We were incorporated in the State of Florida on July 18, 1989, under the name International Bon Voyage, Inc. On March 6, 1998, we acquired Universal Beverages, Inc., a Florida corporation, from our senior management through an exchange of 1,724,999 shares of our common stock for all of the outstanding capital stock of Universal Beverages, Inc. At the time of this acquisition, we were a corporate shell with no assets, liabilities or operations. At the same time, we changed our name from International Bon Voyage, Inc. to Universal Beverages Holdings Corporation. As a result of this transaction, Universal Beverages, Inc. is now our wholly-owned subsidiary, through which we conduct our operations.

         Universal Beverages, Inc. began operations in March 1996 bottling and packaging Syfo(R) water under an exclusive bottling and distribution agreement for the brand name and trademark. Since 1998, Universal Beverages has also manufactured bottled water on a private label business for others. Revenues from our private label activity were not material, until we began manufacturing for Sam's Club.

Our Industry

         Bottled water has been one of the fastest growing segments of the beverage industry over the last decade. Since 1988, overall sales of bottled water have more than doubled. Annual wholesale dollars for bottled water in 1999 were over $4.3 billion. In the United States, more than half of all Americans drink bottled water and about a third of the public consumes it regularly. Our target market area is the Southeast, which includes Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. Next to Texas, Florida has seen the largest increase in the consumption of bottled water over the last decade. Florida's consumption during this time increased by 300%.

         A report from the Beverage Marketing Corporation predicts that bottled water will likely surpass fruit beverages, milk and beer to become the second largest segment of the beverage industry by 2005. At the same time, a November 2000 article in The Wall Street Journal notes that sales of carbonated beverages are flat; non-carbonated beverages are expected to surpass carbonated beverages in the beverage market.

         The bottled water market is composed of two segments - carbonated and non-carbonated. The carbonated segment of the market is composed of seltzers or sparkling waters, both flavored and non-flavored. Statistically, this segment also includes tonic waters and club sodas. The non-sparkling or non-carbonated segment of the market refers to the market for commercial and home and office delivery of drinking water in bulk, as well as consumer size containers sold at retail chains, convenience stores and super centers. The past 15 years have seen dramatic growth in the consumer size bottled water segment in particular. It is this growth that has attracted Pepsi Cola and Coca Cola to introduce their own national brands of bottled water, Aquafina and Dasani, which are "purified" bottled waters sold in consumer size bottles. The Universal Beverages brand, Syfo(R), consists of purified bottled waters. The water we sell to Sam's Club is natural spring water, which is not carbonated or purified.

Non-Carbonated Waters
---------------------

         Throughout the 1990s, non-carbonated waters have been the key product for the bottled water industry according to the Bottled Water Reporter. By the end of 1999, this segment was responsible for 90% of total industry volume. Non-carbonated water is expected to grow through 2003 at a rate of 10.1% per year.

         The non-carbonated water segment can be broken into three categories:

       o        retail premium waters or the 1.5 liter and smaller sizes;

       o        retail bulk waters or the 1 and 2.5 gallon jugs; and

       o        waters delivered in 5-gallon containers.

         The single most important product for the entire bottled water category has been the retail premium waters. No category in any beverage segment has had the consistent long-term growth of the retail premium bottled waters.

         The non-carbonated water market is predominantly comprised of the "spring water" segment, bottled and sold as "pure" bottled water. The spring water market trends prevented the establishment of a national brand since most of these brands identify with the source of the spring. The Perrier Group (Nestle S.A. Europe) has come the closest with the purchase of a series of regional brands including Arrowhead in California, Poland Springs in New York, Zephyrhills and Deer Park in the South and Callistoga in the Texas region.

Sparkling Waters and Imports
----------------------------

         Sparkling waters had a particularly difficult time in the 1990s. This category continues to be affected by the success of the non-carbonated beverages, including the non-carbonated segment of the water industry. The sparkling water segment includes Club Soda and Seltzer Water. Beverage Marketing, The U.S. Bottled Water Market 1999, reports that during the past decade of non-carbonated water's ascendance, sparkling water has not only shrunk relative to the growing bottled water market, but it has also contracted absolutely. In 1998, slightly more than 313 million gallons of domestic sparkling water (including club soda and seltzer) entered the marketplace, nearly 19% fewer gallons of sparkling water than that entering the marketplace in 1990.

         Imported waters doubled their volume in the 1990s. Imported bottled water continues to increase in volume and dollar sales at approximately 8%. The vast majority of bottled water imported into America originates in Europe or North America (Canada).

Our Products

Syfo(R) Brand

         Until September 2000, our principal source of revenues came from the production and distribution of the Syfo(R) brand of bottled waters. We provide a full line of purified carbonated and non-carbonated beverages, which were recently introduced, under this brand name. Our Syfo(R) products are as follows:

     o Original Seltzer, a highly carbonated sparkling water, which was the first Syfo(R) product, and is available in 10 oz. glass as well as 100% recyclable plastic in 1 and 2 liter bottles.

     o Naturally-Flavored Sparkling Waters with lemon lime, wild cherry, and tangerine orange flavors are sold in 10 oz. glass and 1 liter 100% recyclable plastic bottles. Naturally-Flavored Lemon-Lime is also available in a 2-liter bottle for added value.

     o Non-Carbonated 100% Purified Waters, which come in a variety of pack styles including one-half liter, 20 ounce, 1.5 liter, and 1 gallon containers. The smaller sizes give consumers the flexibility of single service or six pack with or without a sports cap.

         We acquired the rights to the Syfo(R) brand in July 1998. In 1998 and 1999, we spent approximately $738,000 for the acquisition, maintenance, rehabilitation, redesign and development of the Syfo(R) brand. Also, we have made significant expenditures in expanding the product line. We believe that this brand can effectively compete in the bottled water market because:

     o The Syfo(R)name has brand equity with a long-standing and loyal customer base;

     o The Syfo(R)brand participates in both segments of the bottled water market: carbonated and non-carbonated;

     o The Syfo(R) brand of sparkling waters has premium shelf space in the principal supermarkets in areas in which they are marketed;

     o The Syfo(R)brand mark, image, and packaging were redesigned completely after our acquisition;

     o The Syfo(R)brand has never had the benefit of advertising and promotion;

     o The sparkling water category has had a significant absence of innovative promotion and advertising; and

     o The non-carbonated drinking water category shows no signs of slowing growth.

         We believe consumers identify the Syfo(R) brand with our sparkling waters, since the non-carbonated waters were only recently introduced. Most of our current revenues generated under the Syfo(R) brand are for our carbonated bottled water. We distribute the Syfo(R) brand through the major chain stores in the Florida and Georgia market area: Publix Supermarkets, Albertson's Food Stores and Winn-Dixie Stores. We do not have agreements in place with these stores, but we have enjoyed a steady stream of purchase orders. This practice is customary for retail outlets carrying products such as ours.

Quality Control

         Quality control is an important part of our manufacturing laboratory. Dr. Jose Matos heads our quality control laboratory and is assisted by laboratory assistants [update]. Our quality control laboratory utilizes state of the art computerized equipment to monitor the purity of the waters we manufacture.

         We test our spring water for impurities and chemical content when it arrives at our manufacturing plant. Additionally, each hour, we perform quality control tests of spring and city water on our assembly line.

Our Customers

         We currently manufacture spring water on a private label basis for Sam's Club under its Members Mark(R) brand name, although we have heard through a third party that this relationship may be in danger due to our poor financial condition and resulting instability. Our original understanding was that we would have a three-year agreement. However, we do not have a written agreement.

         We began delivering the private label spring water for Sam's Club in early September 2000. We sell this water to Sam's Club on a delivery basis under which they pay for the amount of water delivered to each store. We handle all aspects of production for Sam's Club including purchasing the spring water, bottles and labels, bottling, and providing for distribution to each store. We ship our spring water to 93 Sam's Club stores in the Southeast. Through December 2000, we also shipped our spring water to approximately 100 stores in the Texas region as well as a distribution center in Laraedo, Texas which labels and distributes products for sale in Mexico. We use GTS Transportation Services, Inc., a national distribution company, to deliver our water to Sam's Club. We were initially given the Texas order on a temporary basis until Sam's Club could obtain another supplier, as shipping costs to Texas from our Leesburg, Florida plant are too high to allow us to keep the Texas business on an ongoing basis.

         We have received a vendor number and executed a vendor agreement with Wal-Mart Stores, Inc. for our 1 liter seltzer and naturally-flavored sparkling waters. Wal-Mart is the parent of Sam's Club. We only supply our products to Wal-Mart on a sporadic basis, as we have no contract for ongoing manufacture or supply of Wal-Mart stores.

         In 2000, Sam's Club represented 65% of our total sales, while Publix Supermarkets represented approximately 27% of our total sales. We had three customers which represented a significant portion of our sales in fiscal years 1999: Publix Supermarkets represented 48.1% of our total sales, Albertson's represented 10.1% of our total sales and Winn-Dixie Food Stores represented 7.5% of our total sales.

         Currently, Sam's Club is our primary customer, and we are substantially dependent on Sam's Club. In addition, we are dependent on Publix Supermarkets for distribution of our Syfo(R) products to the public. We are seeking new customers to lower our dependence on these companies. In 1999, we supplied water on a subcontract basis to the United States Federal Emergency Management Agency to cover shortages due to natural disasters. Revenues from this source were material in 1999. Because of the relatively low number of hurricanes in 2000, we did not generate any revenues in 2000 from this source.

Recent Developments

         On January 20, 2001, our board of directors removed Mr. Jonathon O. Moore as chief executive officer. At the same time, Ms. Cydelle Mendius, our President, resigned. Both of these positions remain vacant. Shortly thereafter, we retained Mr. John Morabito, who is experienced in operating water bottling businesses, as a temporary consultant to review our operations and assist us in determining future direction of our business.

         Mr. Morabito has worked closely with our board of directors and with our two remaining officers in an attempt to find a solution to our very serious financial problems described elsewhere in this Report. As a result of Mr. Morabito's efforts, we discovered that we were losing money on every case of water we shipped to Sam's Club. Acting at his suggestion, we have closed the South Florida facility and terminated six employees in South Florida, three employees in our Leesburg, Florida bottling facility and three in our Jacksonville, Florida corporate offices. We have arranged to close the Jacksonville office, which is planned to be completed during April 2001. As a result of our cost reductions, our gross profit margins on shipments to Sam's Club have been profitable since Mid-March, although the margins still are too low. We have returned excess bottling equipment that was not being used in order to reduce liabilities and, in one case, obtain cash for operations. Additionally, we have been negotiating to terminate our agreement with the Jacksonville Jaguars which is described below in Item 1. "Business Development and Marketing". We expect termination of this agreement will result in cancellation of approximately $640,000 in liabilities over the next four years. We are seeking to accomplish this through assignment of the agreement to one of our major national competitors.

         After extensive efforts to obtain new financing appeared unlikely, we entered into a letter of intent on April 5, 2001 with Glacier Clear, L.P. ("Glacier") which is substantially larger competitor that bottles water on a private label basis. In exchange for $2,200,000 (less an 8% commission payable to a company in which Mr. Morabito is a principal), we have agreed to sell our Leesburg, Florida bottling plant and most of its equipment to Glacier. In addition, Glacier has agreed to enter into what is called a co-pack arrangement, through which it would bottle water for us on a very favorable cost plus arrangement for a period of between three to 10 years. Under this co-pack agreement, our costs would be materially reduced because Glacier, due to its much higher volume and substantially greater working capital, can purchase supplies at significantly lower costs. Finally, Glacier has agreed to pay us a small royalty on any sales to Sam's Club, whether by us or by it.

         Although the letter of intent is non-binding, we are currently reviewing a definitive agreement. We agreed that we would not sell all or substantially all of our assets to another party through April 30, 2001. We are free to borrow money and sell securities or merge with another corporation. Our board of directors is continuing to explore other possible ways to solve our working capital needs. On April 11, 2001, the Company appointed a new director as representative of a South American beverage group which has expressed possible interest in making a substantial investment in the Company and acquiring control. Any possible investment is subject to 30 days' due diligence and is inconsistent with the Glacier transaction. In any event both of these transactions are subject to board approval and may be impacted by the uncertainty in the compostion of our board. There can be no assurances that we will sell our Leesburg, Florida bottling facility to Glacier, receive an investment from the South American group or that we will solve our working capital problems.

Business Development and Marketing

         We developed a new non-carbonated version of our bottled water in late 1997 and introduced it under the Syfo(R) brand name. By 1998, this new Syfo(R) product line was available at Publix Supermarkets and Winn-Dixie Stores in the Miami and Jacksonville areas. In early 1999, Albertson's Food Stores introduced our Syfo(R) non-carbonated waters in its southern division.

         The non-carbonated water market is dominated by spring water alternatives, which promote water from regional locations. Spring water is derived from the underground formation, which naturally brings water to the surface of the earth and must be collected right at the source in order to preserve and deliver it in its natural state. Alternatively, our Syfo(R) products are purified water. Purified water is water that has been produced by distillation, deironization, reverse osmosis or another suitable process that meets the definition of purified water. Most spring waters have between 90 and 300 parts per million of total dissolved solids. Our Syfo(R) purified water, on the other hand, is less than 10 parts per million of total dissolved solids. Recent studies have indicated that consumers are becoming better educated about the different levels of purity and the total amount of dissolved solids found in most bottled waters.

         In order to continue the development and introduction of our product lines, we need to formulate a marketing strategy and commit marketing resources to product promotion. In the past, we lost market share and shelf space. We believe this was a result of our failure to commit marketing resources and efforts into creating consumer demand for our products. Although we did limited advertising in the past, we primarily relied on consumer recognition of the Syfo(R) brand name to sell our products.

         Earlier this year we began executing plans for an aggressive public relations program. This program includes sponsorship of sports teams, local chapters throughout the southeast of organizations such as the American Diabetes Association, Habitat for Humanity, and the Leukemia Society, and various smaller regional organizations. Unfortunately, we have had to discontinue most of these plans in order to reduce expenses, but expect to implement public relations programs in the future if possible.

         Effective February 1, 2000, we entered into a sponsorship agreement to produce bottled water products using the names, logos, and trademarks of the National Football League's Jacksonville Jaguars within a 75 mile radius of AllTel Stadium in Jacksonville and to sell our products to the stadium vendors for all events including the Gator Bowl, the annual University of Florida/University of Georgia football game and concerts. We paid a sponsorship fee of $160,000 for a one-year term as sponsor. Based on direct sales of our products at the stadium, this arrangement did not yield a profit for us. We anticipate that we received indirect benefits from the exposure of our products at the stadium. The agreement is renewable and the sponsorship fee increases each year. We failed to pay the 2001 fee and, as described above, we believe we will terminate the agreement and eliminate approximately $640,000 owed to the Jaguars over the next four years.

Manufacturing

         We currently operate a modern 89,000 square foot manufacturing facility located in Leesburg, Florida, which is northwest of Orlando. We have one fully automated assembly line. We also have an area of our plant that our prior management intended to use for making our own plastic bottles. While we own most of the equipment needed to operate this unit, we estimate that we need $250,000 to complete our bottle making capacity. To obtain working capital, we are attempting to sell the equipment either with or without an agreement to lease it back. If we do not lease it back, we will continue purchasing bottles from a supplier.

Our Suppliers

         In light of our default on multiple notes and agreements, all of our suppliers have refused to extend any further credit to us for the routine supply needs of our Company. We are required to pay cash in advance, which creates added stress upon our very limited working capital. We are substantially indebted to our primary bottle supplier. This inavailability of credit has and will continue to hinder our production. As an added benefit of our letter of intent to sell our facility, the purchaser will be able to utilize our suppliers more effectively, without the hinderance of our poor financial situation.

     We obtain our spring water from the Spring of Life, a spring located approximately 20 miles from our manufacturing plant. This water is used for our private label contract with Sam's Club and is delivered to us by truck directly from the spring. We are aware of additional springs in the area from which we could likely obtain water, but processing and freight expenses may rise. We obtain the water for our purified Syfo(R) products from the city of Leesburg, Florida where our plant is located. The water then enters our purification process. We believe supply risk is minimal, as alternate sources could be obtained.

         Other raw materials used in the production of our beverages are obtained from a variety of suppliers. We obtain preprinted labels and then add them to our plastic bottles. Two summers ago, we encountered shortages in the supply of plastic bottles in popular denominations. Although there are a significant number of large suppliers, in times of shortage they will meet needs of their larger clients first.

         We purchase the remainder of the raw materials from a variety of suppliers. We believe alternative sources of supplies may be available, if we encounter difficulty with any suppliers. The only exception is with our current dependence upon Schmalbach-Lubeca Plastic Containers USA, Inc., the current supplier of our plastic bottles. Because our labels are made for their bottles, it would be difficult to use another supplier. In addition, we recently issued an $800,000 note to Schmalbach-Lubeca to cover past due invoices, which further restricts our ability to find replacement suppliers. If a definitive agreement for the purchase of our facility is reached, we believe that the purchaser will make arrangements with Schmalbach-Lubeca and eventually eliminate any significant supply risk for us.

Our Competitors

         We have significant competition for all of our products. Many of our competitors are recognized nationally and possess substantially greater marketing and financial resources than we do. We compete with other brands of similar products by price, shelf space and product positioning within the designated shelf-space area of each store. Products with national brand recognition generally have higher prices, while our Syfo(R) products are generally priced lower than those of our national competitors. We market our products through pricing, by attempting to manage our shelf space with our own merchandising personnel, conducting store level promotions (including some display activity) and promoting consumer-tasting programs.

         Our principal competitors in the sparkling water segment are Canada Dry, LaCroix, Ritz, Seagram's, Perrier, Clearly Canadian, Crystal Bay, New York Seltzer, San Pelligrino, and private label brands. Our principal competitors in the non-carbonated bottled water market are Pepsi Cola's Aquafina purified water, Coca Cola's Dasani purified water and various regionally distributed spring waters including Zephyrhills, Deer Park, Poland Springs, Crystal Springs and private label store brands. Our products, especially the Syfo(R) products, are subject to intense competition from companies that have significantly greater market share, shelf space, financial resources and distribution channels. These companies have the resources to either lower the price of their products in a predatory manner or secure the prime space in the outlets in which bottled water products are sold. Some of our competitors may have relationships with stores, including Publix Supermarkets, which enable them to continuously promote their products. Publix, on the other hand, enjoys significantly greater profits from selling these brands as a result of higher sales volumes.

         Our private label business is also highly competitive and involves much lower gross profit margins. Because other suppliers exist in the Southeast, where we sell to Sam's Club, price is a key competitive component. Additionally, our ability to deliver a quality product on a timely basis is very important.

Initial delays last summer caused us to operate a second shift and resort to overtime to produce the initial Sam's Club order. This increased our costs.

         Although Sam's Club has told us that we have a three-year agreement, the agreement is oral and terminable by them at any time. Thus, service is a key competitive factor. With the current financial condition of our Company and the strain on our limited management, we may be unable to offer competitive service to sustain our relationship with Sam's Club.

         We cannot be sure that the Syfo(R) brand will ultimately be successful, or that outlets, including Publix Supermarkets, will continue to carry our products. The shelf space allotment is reviewed approximately every six months to a year. Slow selling products are eliminated and replaced with new products or products that have a higher profit potential or greater sales history. New entrants in the spring water market appear regularly. Consumer response is generally created through marketing and sales promotion.

Our Strategies

         As a result of our recent change in management and our discovery of the seriousness of our financial condition, our prior strategies relating to expansion and improving manufacturing efficiencies have been changed. We are now focusing on remaining operational. Without substantially more working capital, we cannot continue in business. In addition to seeking a solution to our financial problems, our board of directors is also considering future options. Because of the consolidation that appears to be occurring in the water bottling business, we are exploring using our bottling facility (whether we own it or sell it as described above) to co-pack other beverages for companies which distribute beverages in the Southeast. The extent to which our strategy evolves will be in large part based upon a manner in which we are able to solve our financial problems.

Potential Liability and Insurance

         We are engaged in a business, which could expose us to possible claims for personal injury resulting from contamination of water produced by our manufacturing plant. While we believe that we carefully monitor the quality of water purified and bottled by our plants through regular testing, we may be subject to exposure in the case of customer misuse of a cooler or inappropriate bottle storage. We maintain blanket product liability insurance against liability resulting from certain types of injuries. Additionally, we maintain an umbrella policy to cover claims above the limits of the product liability insurance. Although no claims have been made against us or any of our customers to date, we cannot be sure that claims will not arise in the future or that our insurance coverage will be sufficient to pay these claims.

Trademarks

         We own federal trademarks for two designs using the name Syfo(R), as well as Syfo 100% Purified. We have applied for trademark protection of our redesigned logo and new logos under the following names with the United States Patent and Trademark Office: Syfo, Syfo Brand, and Syfo Brand 100% Purified Sparkling Water.

Government Regulation

           Manufacturing practices, quality standards, and labeling of our bottled water products are regulated by the Food & Drug Administration as well as the states and localities in which the water is distributed.

         The FDA regulates our products as a "food." Accordingly, our products must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of water products, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health, as well as substances that affect the smell, color and taste of water. Also, these quality standards require public notification whenever the microbiological, physical, chemical or radiological quality of our products falls below standard. The labels affixed to bottles and other packaging of our products are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment which are enforced by the FDA. Our quality control laboratory is an important element of our meeting applicable regulatory requirements and providing quality products to consumers.


Our Employees

         We have 30 employees as of April 12, 2001. Our employees consist of 3 administrative employees including our executive officers, 2 sales and distribution employees, 2 quality control employees, 4 manufacturing supervisors, 16 manufacturing employees and 3 warehouse employees. We recently were forced to dismiss 11 employees due to our inability to meet our overhead expenses. Such dismissal has not impeded our operations, but our financial instability has hindered our ability to retain trained employees.

         None of our employees are represented by a union or other collective bargaining organization. We consider our relationships with our employees and independent contractors to be satisfactory and have historically experienced low employee turnover.

Risk Factors That Affect Our Business

You should consider carefully information about these risks and all information contained in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks faced by us as described below and elsewhere in this Report.

Because of the uncertainty over the identity of the members of our board of directors, we may be unable to solve our financial crisis

         As described at the beginning of this Report, there is uncertainty as to the composition of our board of directors. The two possible transactions described above--and any other solution to our financial problems--will require approval of our board. The uncertainty may cause the other parties to decline to engage in any transaction with us prior to our annual shareholders meeting presently scheduled for mid-June 2001, In particular, we understand that the Glacier proposal must be consummated within the next month. As a result, this instability may prevent us from solving our financial problems.

Because we are in default in paying our loans, we may be unable to continue operations

         As of April 10, 2001, we have indebtedness totaling more than $1,200,000 overdue, not including dividends payable to our preferred shareholders equal to approximately $138,000 as of April 10, 2001 and past-due payables to our suppliers. We are unable to make payments on this indebtedness. We have been unable to obtain new financing. Unless we are able to obtain new financing, we will lose all of our assets through foreclosure and cease operations.

Because we have a history of operating losses, we may never attain profitable operations

         We have incurred operating losses since inception of our current operations in 1996 and may continue to incur substantial losses in the future. In particular, we incurred losses from operations of $3,703,564 for fiscal year 2000 and $2,354,651 for fiscal year 1999. We have almost exhausted our capital raising ability and will be unable to continue if we cannot obtain profitability in the immediate future. If we are unable to become profitable, we expect that it will depress the price of our common stock.

If we do not obtain additional financing, our financial condition and operating results will be materially and adversely affected

         Our current liabilities exceed our current assets by approximately $3,700,000. We are currently seeking to raise funds to repay liabilities, and make dividend payments on shares of our preferred stock. If we are unable to obtain any additional financing , we will face the risk of loss of all of our assets as described above. As a result, our financial condition and operating results will be materially and adversely affected.

Because we are in default on payment of dividends to our preferred shareholders, they may obtain control of our board of directors

         We are required to make quarterly dividend payments to our preferred shareholders. We have not made our first four dividend payments to our Series C preferred shareholder. If we fail to make three dividend payments when due,

60% of outstanding shares of a series (or each series) of preferred stock may send us a default notice. Unless we then cure the default, each preferred share will have 10 votes per share toward the election of our directors. In March 2001, our Series C preferred shareholder declared a default. We do not have the funds to pay the dividends. Accordingly, this preferred shareholder could be in a position to control our board of directors. In this regard, our former chief executive officer has filed a Schedule 13D with the Securities and Exchange Commission claiming that he was soliciting proxies from nine of our shareholders with plans to have four of our directors removed and replaced. A change in control of our operations and business could substantially change our business plans.

We rely on a limited number of clients for a large percentage of our revenues, which means that we face a greater risk of loss of revenues if we lose clients

         During 1999, three clients, Publix Supermarkets, Winn Dixie Food Stores, and Albertsons accounted for approximately 65.7% of our revenues or 48.1%, 7.5% and 10.1% respectively. In 2000, approximately 65% of our revenues came from Sam's Club, with a significant portion of the remaining revenues coming from Publix Supermarkets. Loss of Sam's Club as a customer would result in a substantial loss of revenues and increase in our losses, while a loss of other key customers would have a similar but lesser effect.

Since we do not have a written contract as a manufacturer or supplier for Sam's Club, we may lose them as a customer, which would drastically reduce our revenues

         For the first quarter of 2001, approximately 80% of our revenues stem from our sales to Sam's Club. We expect this dependence to decrease as we complete our shipments to Texas and as the season for our Syfo(R) products begins in the second quarter of 2001. A loss of this customer would severely harm our operations and would likely cease our operations. We have heard we may lose Sam's Club as a customer. Given our current financial situation, it is unlikely we would be able to obtain an equivalent customer to replace our sales to Sam's Club.

Because of our lack of working capital, we may be unable to bottle water at acceptable profit margins

         Our lack of working capital results in us paying substantially more to our suppliers than we would if we had sufficient working capital and could order larger quantities of supplies. This means that we may not be able to earn enough profit to pay for our administrative costs and reduce our liabilities.

Since our success is heavily dependent on consumer preferences, demand for our products may be subject to dramatic fluctuations based on changing trends in beverages

         In recent years, the demand for natural water products has grown as a reflection of consumer preferences toward healthier alternatives. These consumer preferences may be influenced, however, by the availability and appeal of alternative beverages. In addition, general economic conditions may have an impact on consumer willingness to purchase natural water products. Our Syfo(R) brand is known primarily as a participant in the carbonated water market. The market for carbonated water products has stagnated in recent years. As a result we entered the non-carbonated market, which has enjoyed growth in recent years. We cannot be sure that the consumer demand for bottled water products will continue to grow or maintain its recent popularity. If it fails to do so, our business could be harmed.

Unless we recruit new management, we may lack sufficient management to cope with our current difficulties

         In January 2001, our board of directors removed our chief executive officer and our president resigned. In March 2001, we laid off our treasurer, Mr. Jay Marsh although he remains as an officer. Our existing management consists of a chief financial officerand a treasurer, but Mr. Marsh is no longer an employee and therefore devoting only limited time to our day-to-day business. Unless we obtain a chief executive officer, a treasurer and a marketing executive, we may be unable to obtain new financing, stabilize our management, provide operational assistance and market our products.

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to increase our market share

         Our spring water and Syfo(R) products are subject to intense competition from companies that have significantly greater market share, shelf space in retail outlets, financial resources and distribution capabilities. These companies have the resources to either lower the price of their products or secure the prime space in the outlets in which their products are sold. If these companies are successful in their efforts to obtain greater market share, shelf space and/or distribution, this could affect our ability to sell our products and increase market share resulting in lower revenues and increased losses.

Because we rely on limited third parties to supply materials needed for production of our products, our business could suffer from delays, as well as additional problems associated with these third party suppliers, that could cause us to lose clients and revenues on a temporary or permanent basis

         We rely on a spring water supplier located approximately 20 miles from our manufacturing facility. In addition, in the past we have encountered difficulty in obtaining certain bottles needed to bottle our water products. Due to our poor financial condition and payment history, all of our suppliers have refused to give us credit on supplies. If, for any reason, we were unable to obtain these supplies at commercially reasonable prices within the requisite time frame, we could experience significant delays and cost increases. In addition, we may lose customers as a result of our failure to meet their demand.

Since we sell a beverage product consumed by persons, we face a risk of liability from potential contamination of our products

         Our products consist of spring and carbonated water manufactured for human consumption. We believe that our safety procedures for the purification and bottling of water comply with all state and federal regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from potential contamination. If this contamination occurs, we could be held liable for substantial damages in excess of insurance coverage, face significant fines, and face damage to our goodwill and brand name.

Since our product sales are seasonal, fluctuations in our operating results may cause our stock price to fall

         Historically, our revenues have been higher in the second and third quarters of the year. These fluctuations are usually due to the increased demand for bottled water products in summer months. We anticipate that this trend will continue. Our varying quarterly results may result in the fluctuation of our common stock price if investors react to our reporting operating results less favorable than in a prior quarter.

Our board of directors can issue preferred stock without the consent of our shareholders, which could adversely affect our common shareholders

         Our board of directors has issued substantial amounts of preferred stock and may continue to issue shares of preferred stock without shareholder approval, on terms as the board may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

If our preferred shareholders convert their preferred stock to shares of common stock, the market price of our common stock could be depressed

         We have 589,600 shares of convertible preferred stock outstanding. Of these preferred shares, 432,500 convert at a rate of four common shares to each share of preferred, 130,600 shares convert based upon the market price of our common stock and 26,500 convert at an 80% of the market price. The following may result from the conversion of these shares of preferred stock which convert at, or at a discount to, market:

     o The lower the price of our common stock, the more shares that will be issued upon conversion of the shares of preferred stock.

     o Conversion may increase the supply of shares available for sale, which could depress the market price of the common stock.

     o Significant downward pressure on the price of our common stock could encourage short sales by the selling shareholders or others, which would further depress the market price of the common stock.

Because shares of our preferred stock convert at a discount to market, our shareholders may suffer substantial dilution upon conversion of the preferred stock

     The following table sets forth information based on the number of outstanding shares of common stock as of March 31, 2001. The calculations only take into consideration the corresponding conversion, without accounting for exercise of outstanding warrants or conversions of other series. The times of convertibility may vary.



                                                                         No. of Shares of         Percentage of
      Series of                                  Market Price of      Common Stock Issuable     Outstanding Common
 Preferred Stock (1)    Amount Outstanding         Common Stock          Upon Conversion            Stock (2)
 -------------------- ----------------------- ----------------------- ----------------------- -----------------------
      Series B               432,500              Not Applicable            1,730,000                 14.7%

      Series E                26,500                   $.25                 1,060,000                  9.6%
                                                       $.50                   530,000                  5.0%
                                                       $.75                   353,333                  3.4%
                                                      $1.00                   265,000                  2.6%



      Conversion may result in substantial dilution to existing shareholders, since the holders of shares of preferred stock may ultimately convert their shares into a very large number of shares of common stock. The lower the price of our common stock, the more shares of common stock will be issued upon conversion.

(1) Series C preferred stock converts at the closing market price as of the day prior to the conversion after March 31, 2003. Series E preferred stock converts at 80 % of the average of the bid and asked prices over the 30 days prior to conversion.

(2) The percentages for each series assumes all other series of preferred stock convert, but no outstanding warrants are exercised.

Our board of directors is fragmented and a minority of our board of directors may have sufficient voting control to cause our shareholders to change the make up of the board

         By a vote of four to three, our chief executive officer was recently removed by our board of directors. Nonetheless, two minority members of our board own approximately 12% of our common stock and if they act together in the future they may control the largest voting block, particularly if they align with the holder of Series C Preferred Stock. On March 13, 2001, Mr. Jonathon O. Moore filed a Schedule 13D with the Securities and Exchange Commission claiming that he was in the process of soliciting proxies from nine other shareholders of the Company for the purpose of removing four of our current directors and replacing them with new directors. On April 10, 2001 we received consents from shareholders including Mr. Moore and the Series C shareholder purporting to represent a majority of outstanding shares. We have submitted these consents to our commercial litigation counsel for review, and are unsure as to the effect of such consents at this time. As a result, these persons acting together may have the ability to determine the outcome of certain matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. If they act in this manner, these three directors may change the members of our board and elect a new management team. Additionally, the ownership by these three directors may deter potential investors from providing financing to us.

Because our common stock trades in a limited market, an active liquid trading market for our common stock may not develop and you may be unable to liquidate your investment at a profit

         Our common stock is traded on the over-the-counter bulletin board. Our common stock has a highly limited market. To date, there has not been active market in our stock and the average volume of shares traded each day is minimal. We cannot predict the extent to which investor interest in our common stock may lead to development of an active trading market. Therefore, a liquid trading market may not develop. In addition, even if an active trading market is developed it may not be sustained, and it may be difficult for you to sell your shares of common stock at a price that is attractive.

Our stock price can be extremely volatile, and your investment could suffer a decline in value

         The trading price of our common stock has been and is likely to be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     o    Actual or anticipated variations in quarterly operating results;

     o    Changes in our management;

     o    New products introduced or announced by our competitors;

     o    Changes in financial estimates by securities analysts;

     o    Changes in market valuations of other similar companies;

     o Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    Additions or departures of key personnel; and

     o    Sales of our common stock

         In addition, the stock market in general, and the over-the-counter bulletin board in particular, experience extreme price and volume fluctuations that are often unrelated and disproportionate to operating performance.

8,747,433 of our total outstanding common shares are restricted, but may be publicly sold. This could cause the market price of our common stock to drop significantly, even if our business is doing well which would reduce the value of your investment

     We have 10,017,683 shares of common stock outstanding as of March 30, 2001. This does not include the common stock, which may be issued upon exercise of warrants or conversion of our shares of preferred stock. 8,747,433 shares of our common stock may be publicly sold as of March 31, 2001 under Rule 144 of the Securities Act of 1933. Rule 144 limits the amount of restricted common stock that may be sold in any three month period to the greater of 1% of outstanding common stock or the average four week trading volume prior to filing Form 144 with the Securities and Exchange Commission.

Item 2. Description of Property.

         During April 2001, we expect to close our corporate offices which are located in Jacksonville, Florida. In Jacksonville, we lease two suites, one of which expires on May 31, 2001, and the other of which expires on June 30, 2001. Our monthly rental payment is approximately $3,650 per month for approximately 2,880 square feet of office space.

         Our manufacturing plant, which we purchased on June 30, 2000, is located in Leesburg, Florida. The facility features an 89,900 square foot production plant, warehouse and offices surrounded by 7.5 acres of landscaped land. Our plant also has a quality control laboratory, which monitors the water we bottle. We purchased our Leesburg manufacturing facility on June 30, 2000 after previously leasing it. The purchase price of our manufacturing facility, excluding the cost of a purchase option of $300,000, was $1,400,000, which we financed in part with a $500,000 loan from the First National Bank of Blue Island. This loan was subsequently increased to $600,000 and was due on January 3, 2001. The loan is secured by a $500,000 mortgage on our Leesburg manufacturing facility and a first lien on all of our other assets, including the Syfo(R) trademark, cash, accounts receivable, contract rights, inventory and equipment. We are in default on this loan, and we may lose our assets as a result. Currently, First National Bank of Blue Island is working with us on payment arrangements. See the discussion of our liquidity in "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 31 of this report.

         We recently closed our Fort Lauderdale, Florida warehouse and laid off all six employees. We leased approximately 11,500 square feet for a term of three years ending on May 31, 2003. To reduce overhead expenses, we were released from the lease in exchange for our agreement to give a $2,500 credit in merchandise each month to a distributor of ours who is liable for the lease.

Item 3. Legal Proceedings.

         We are a party to a number of lawsuits arising out of commercial transactions. Although with one exception none of the suits would normally involve a material amount of potential liability, our current liquidity needs result in a different conclusion. Any adverse determination would have a material adverse effect on our financial condition.

         In 1997, suit was filed by David F. Bolger, as Trustee of the David F. Bolger Revocable Trusts, against our subsidiary and our former chief executive officer, Jonathon O. Moore, in the Fifth Judicial Circuit Court in Lake County, Florida. This claim relates to a lease agreement by the Bolger Trust with our subsidiary that was guaranteed by Jonathon Moore, prior to the sale of the property to us. Our litigation counsel is currently evaluating alternative methods of handling this suit.

         On November 25, 1998, American Containers, Inc. filed suit against our subsidiary in the Ninth Judicial Circuit in Orange County, Florida, claiming damages in the approximate amount of $57,000 for failure to pay a shipping invoice. A final judgment was entered against us in this case. We have appealed the final judgment.

         On April 12, 2000, Republic Security Bank filed suit against our subsidiary and our former chief executive officer, Jonathon O. Moore, in the 11th Judicial Court of Miami-Dade County, Florida. This matter involves an amount in controversy of $175,000 plus statutory and punitive damages. This claim arose in connection with a note and fraud relating to repayment of such note. Additional, the Bank may be citing suit claiming misrepresentation relating to our acquisition of the Syfo (R) branch.

         On August 2, 2000, Landstar Express America filed suit against our subsidiary and Elite Logistics Transport, Inc. in the 11th Judicial Circuit Court of Miami-Dade County, Florida. The Plaintiff in this matter seeks damages for failure to pay shipping charges.

         On October 30, 2000, Stewart Merkin, Esq., an attorney who formerly represented us, filed suit against our subsidiary for outstanding attorneys fees due in the 11th Judicial Circuit Court of Miami-Dade County, Florida. A default judgment for approximately $38,000 was awarded to Mr. Merkin on December 7, 2000. Our current management has not seen a copy of the complaint, but we are seeking to set aside the default judgment entered against us due to improper service.

     On December 11, 2000, Cortez, Inc. filed suit against us in the Fifth Judicial Circuit Court in Lake County, Florida claiming that it supplied and fabricated equipment for our Leesburg facility, but was never paid. Cortez, Inc. has also filed a $477,000 lien against our facility. We have filed a counterclaim.

         On December 14, 2000, JPC Consulting Company, Inc. filed suit against us alleging damages in the amount of $56,000 in the Fifth Judicial Circuit Court in Lake County, Florida. This claim is based on non-payment for consulting services rendered and equipment purchased and delivered to us. In connection with this lawsuit, several subcontractors including Southeast Atlantic, Pure-Flow, Southern Automated and Southern Power have filed claims against us and some have taken action to foreclose upon liens on our Leesburg facility.

         On December 28, 2000, John W. Cooney and Cy Ventures filed suit in the 11th Judicial Circuit Court of Miami-Dade County, Florida, claiming that we did not honor an appropriate request to transfer restricted shares of our common stock. The amount of damages claimed in this case depends upon fluctuating stock prices. Our current counsel wrote a legal opinion in February 2001 to the effect the shares could be transferred.

         On January 9, 2001, Adorno and Zeder, P.A. filed suit in the 11th Judicial Circuit Court in Miami-Dade County, Florida, to recover attorneys fees and costs for legal services rendered to our subsidiary, Universal Beverages, Inc. Plaintiff is seeking approximately $35,000 in unpaid legal fees.

         On or about January 10, 2001, All About Gourmet, Inc., Adam Olnick and Mario J. Fernandez filed suit against our subsidiary in the 11th Judicial Circuit Court in Miami-Dade County, Florida, for an unliquidated amount of damages. This claim is based on tortious interference with a contract. The same parties have filed an additional suit seeking payment on a note and damages for conversion of a vehicle against one of our employees.

     On February 13, 2001, our former chief executive officer and president, Jonathon Moore and Cydelle Mendius, obtained a temporary injunction from the 4th Judicial Circuit Court in Duval County, Florida, preventing a special board meeting from taking place as scheduled. The plaintiffs allege fraud and a conspiracy by four members of our board of directors. The plaintiffs allege that Messrs. Carlos Ripley and John Koelle were elected to our board of directors in January 2001 based upon a commitment to provide $1,250,000 in financing which has not since materialized. The defendants are Universal Beverages, Messrs. Ripley, Koelle, Jay Marsh and Donald Rett, who comprise a majority of our board of directors, and an advisor to Messrs. Ripley and Koelle. On March 15, 2001, the Court dismissed the injunction and our board began meeting regularly in order to seek a solution to our financial problems.

         We are defending each of the above actions. We cannot predict the outcome of any of these actions. Our board of directors would like to resolve all outstanding litigation in order to reduce litigation expenses. Our lack of working capital makes it difficult to accomplish this goal.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         Our common stock is traded on the over-the-counter bulletin board under the symbol "UVBV." The following table sets forth the high and low bids for our common stock for the calendar periods indicated, as reported by the National Quotation Bureau, Inc., through June 7, 2000 and the over-the-counter bulletin board since that date.

       Quarter Ended                              High Bid              Low Bid
       -------------                              --------              -------

       March 31, 1999                               $8.62                $7.50
       June 30, 1999                                $7.50                $7.50
       September 30, 1999                           $6.50                $0.50
       December 31, 1999                            $0.93                $0.12
       March 31, 2000                               $5.50                $0.25
       June 30, 2000                                $5.00                $1.84
       September 30, 2000                           $4.00                $1.75
       December 31, 2000                            $2.25                $.375
       March 31, 2001                               $1.875               $.438

         These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Holders

         As of April 12, 2001, there were 297 holders of record of our common stock.

Dividend Policy

         We have never paid cash dividends on our common stock. We expect that we will be unable to declare dividends on our common stock in the near future. Our financial condition makes such a declaration in violation of the Florida Statutes. Payment of dividends is within the discretion of board of directors and will depend upon a significant improvement in our financial condition. Further, even if our financial condition improves significantly, we may retain earnings to develop our business.

Recent Sales of Unregistered Securities

         During fiscal year 2000, the following persons and entities acquired securities from us as set forth in the table below. We sold the securities listed below in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and, for accredited investors, also under Rule 506 thereunder.

         On January 4, 2000, the Series A Convertible Preferred Shares were converted in reliance on the exemption contained in Section 3(a)(9) of the Securities Act as follows:

         Name                                                     No. of Shares
         ----                                                     -------------

         Donaldson Lufkin Janrette Securities                          10,000
         Katherine W. Ezell                                            10,000
         Leontes and Jacqueline Dorleans                               12,500
         Larry Rosenbaum                                                5,000
         Martin A. Soll                                                 5,000

         On January 21, 2000, we issued the following shares under Section 4(2) of the Securities Act and Rule 506 thereunder in lieu of compensation for services:

         Name                                                     No. of Shares
         ----                                                     -------------

         Stewart A. Merkin                                            35,000
         Robert Dolin                                                100,000
         Beverly Aqui                                                 10,000
         George M. Bejarano                                          160,000
         Jennifer Blevin                                             100,000
         Edward Lee Bryan                                             24,000
         Diana Lee Bryan                                              24,000
         John Cejka                                                   10,000
         Diversified Investment Affiliates, Inc.                     200,000
         Marsha Flaige                                                50,000
         Jerry Gaines                                                 50,000
         Mario Ganuza                                                  5,000
         Brenda Joyce Hice                                             1,950
         Brenda Joyce Hice                                            13,050
         Phillip C. Huber                                            100,000
         Artie S. Ilope                                               35,000
         Neb B. Johnson                                               10,000
         Harvey Jukowitz                                              15,000
         Roy Kobert                                                   10,000
         Janet Russ Lang                                             100,000
         Timothy J. Lawyer                                            25,000
         Spencer Levy                                                 30,000
         Leo B. Lhu                                                  100,000
         Jay D. Marsh                                                100,000
         Cydelle Mendius                                              50,000
         Adrian Mincey                                                25,000
         Clifford Alan Moore                                          20,000
         Jonathan O. Moore                                            30,000
         Gary D. Pridgen                                             150,000
         Gary D. Pridgen                                              50,000
         Donald A. Rett                                               75,000*
         Tony Santos                                                  10,000
         Sarah Helene Sharp                                           25,000
         Brian Sieber                                                 15,000
         Gary Voigt                                                   10,000

* Delivered to Mr. Rett for services rendered by a third party.

         On February 8, 2000, we issued warrants to purchase shares of our common stock under Section 4(2) of the Securities Act and Rule 506 thereunder to some of our shareholders for no consideration.

         Name                                Exercise Price     No. of Warrants
         ----                                --------------     ---------------

         Edward Bryan                             $1.00              24,000
                                                  $3.00              24,000
                                                  $5.00              24,000
         Diane Bryan                              $1.00              24,000
                                                  $3.00              24,000
                                                  $5.00              24,000
         Leontes and Jacqueline Dorleans          $1.00              24,000
                                                  $3.00              24,000
                                                  $5.00              24,000
         Larry Rosenbaum                          $1.00              24,000
                                                  $3.00              24,000
                                                  $5.00              24,000
         Peter Frances                            $1.00              24,000
                                                  $3.00              24,000
                                                  $5.00              24,000

         In March 2000, we entered into debt restructuring agreements with six of our creditors. We issued shares of our common or preferred stock in exchange for forgiveness of debt and accrued interest on our outstanding debt obligations to these creditors in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 506 thereunder. The following descriptions summarize each portion of this debt restructuring:

                                            Outstanding Debt as    Interest
Creditor                                   of December 31, 1999      Rate               Shares Issued
--------                                   --------------------      ----               -------------

Clifford Alan Moore                                $30,000            15%        12,000 shares of common stock

Bridge Bank, Ltd.                                 $541,500            15%        700,000 shares of common stock

Capital International SBIC, Ltd.                $1,306,000            14%        130,600 Series C shares of preferred
                                                                                 stock

Lasse and Eva Moe and                             $500,000            15%        31,500 Series D shares of preferred
Roberto and Barbara Rial                                                         stock

McLean Ventures, Ltd.                             $500,000            15%        57,500 Series E shares of preferred
                                                                                 stock

Altamonte Capital, Ltd.                           $300,000            15%        35,000 Series F shares of preferred
                                                                                 stock

         From March to June 2000, we sold an aggregate of 432,500 shares of our Series B Preferred Stock, 785,000 shares of common stock and 1,570,000 warrants to purchase shares of our common stock to accredited investors as described below. We sold the shares of Series B Preferred Stock at $10.00 per share, shares of common stock at $1.00 per share, and included the warrants as an added incentive for investors to purchase the common stock. We issued warrants to investors for no additional consideration. Originally, such warrants had $1, $3 and $5 exercise prices, but on March 26th our board of directors reduced the exercise price of these warrants to $.50 each. These transactions were made in reliance on the exemption provided in Section 4(2) and Rule 506 thereunder.

                                                                       Series B                             $.50
        Date          Name                                         Preferred Shares     Common Stock       Warrants
        ----          ----                                         ----------------     ------------       --------

    March 1, 2000     Tim G. Asp                                        1,250              2,500            5,000
    March 1, 2000     Graham Blade                                          0                  0            6,000
    March 1, 2000     Frank D. Brown                                        0                  0            9,750
    March 1, 2000     Edward Lee Bryan                                      0                  0           72,000
    March 1, 2000     Diane Lee Bryan                                       0                  0           72,000
    March 1, 2000     Austin C. Cogswell                                    0                  0           33,000
    March 1, 2000     Meagan Cran                                           0                  0              750
    March 1, 2000     Meagan Cran                                           0                  0            2,250
    March 1, 2000     Leontes and Jacqueline Dorleans                       0                  0           72,000
    March 1, 2000     Roy R. Elliot                                     1,250              2,500            5,000
    March 1, 2000     Tom Elliott                                           0                  0              825
    March 1, 2000     First Baptist Church                                  0                  0           24,000
    March 1, 2000     Greta Cocco                                           0                  0            7,314
    March 1, 2000     Evelyn Horness                                        0                  0           27,267
    March 1, 2000     Joe Horness                                           0                  0            8,775
    March 1, 2000     Joe Horness                                           0                  0            5,775




                                                                       Series B                             $.50
        Date          Name                                         Preferred Shares     Common Stock       Warrants
        ----          ----                                         ----------------     ------------       --------

    March 1, 2000     Paul Houseman                                       0                    0              600
    March 1, 2000     Phillip C. Huber                                    0                    0          106,800
    March 1, 2000     J.E.J. Investments, Inc.                            0                    0           80,064
    March 1, 2000     Kalima, Inc.                                        0                    0           54,000
    March 1, 2000     Jeanne M. Kasler                                    0                    0            2,613
    March 1, 2000     Vance Kilgore                                       0                    0            3,000
    March 1, 2000     Robert Koekkoek                                     0                    0            1,350
    March 1, 2000     Thomas H. Lambert                                   0                    0            4,500
    March 1, 2000     Fred D. Lentz                                   7,500               15,000           30,000
    March 1, 2000     Leo Buk Lhu                                    10,000               25,000           50,000
    March 1, 2000     Arthur B. Long                                      0               26,500           72,500
    March 1, 2000     Arthur B. Long                                      0                    0           60,000
    March 1, 2000     Arthur B. Long                                      0                    0           52,311
    March 1, 2000     LSJ Alliance, LLC                                   0                    0            6,093
    March 1, 2000     Management and Acquisition Group, Inc.              0                    0          120,000
    March 1, 2000     Marquee Revenue, Inc.                               0                    0           51,186
    March 1, 2000     Richard R. and Sandra C. Morris                     0                    0            4,875
    March 1, 2000     James S Nelson                                      0                    0           99,000
    March 1, 2000     James S. Nelson Jr.                                 0                    0           52,311
    March 1, 2000     James B. Nottingham                             2,500                5,000           10,000
    March 1, 2000     Ocean Development Company, Inc.                     0                    0           60,000
    March 1, 2000     Robert J. O'Neil, Jr.                               0                    0           52,311
    March 1, 2000     Phoenix International Enterprises, Inc.             0                    0          105,000
    March 1, 2000     Rodney Piercey                                      0                    0              750
    March 1, 2000     Ross Pope                                           0                    0              300
    March 1, 2000     Gary L. Pridgen                                     0               12,000           60,000
    March 1, 2000     Jeff Ripley                                         0                    0           23,250
    March 1, 2000     Teres Ripley                                        0                    0           23,433
    March 1, 2000     RNR Consulting Group, Inc.                          0                    0            2,439
    March 1, 2000     Shores Marketing, Inc.                              0                    0          103,287
    March 1, 2000     Doug Sielaff                                        0                    0              750
    March 1, 2000     Dennis A. Sjordin                               1,250                2,500            5,000
    March 1, 2000     Francis Smith                                       0                    0              300
    March 1, 2000     Edward J. and Barbara A. Taylor                 2,500                5,000           10,000
    March 1, 2000     Edward J. and Barbara A. Taylor                     0                                 4,500
    March 1, 2000     Carol S. Taylor                                     0               14,000           28,000
    March 1, 2000     Howard E. Timmer                                1,250                2,500            5,000



                                                                       Series B                             $.50
        Date          Name                                         Preferred Shares     Common Stock       Warrants
        ----          ----                                         ----------------     ------------       --------

    March 1, 2000     Dan Van Liere                                       0                    0           15,750
    March 1, 2000     Bruce Yates                                     5,000                    0                0
    March 1, 2000     Cynthia L. Young                                1,250                2,500            5,000
    March 1, 2000     Juanita Young                                       0                    0           38,076
    March 1, 2000     David B. Young                                      0                5,000           10,000
    March 2, 2000     Janet Russ Lang                                 5,000               10,000           20,000
    March 2, 2000     Don Taylor                                          0               16,000           32,000
    March 4, 2000     Edwin L. Matthews - IRA                         7,500               10,000           20,000
    March 8, 2000     Frank D. Brown - IRA                           10,000                    0                0
    March 9, 2000     Denelda Sanders                                 2,500                    0                0
   March 13, 2000     Charles Farrell Zittrower                       5,000                    0                0
   March 16, 2000     Sharon Lee Diehl                                2,500                    0            2,439
   March 20, 2000     Robert E. and Barbara J. Brenner                2,500                5,000           10,000
   March 20, 2000     Thomas W. Elliot                                5,000               10,000           20,000
   March 20, 2000     Paul Houseman                                       0                5,000           10,000
   March 22, 2000     Andrew and Gloria Gavrun                        2,500                5,000           10,000
   March 22, 2000     Robert W. Greene                                5,000               10,000           20,000
   March 22, 2000     Stanley P. Roberts                              2,500                5,000           10,000
   March 22, 2000     Saltco                                          5,000               10,000           20,000
   March 23, 2000     Mellena and Marvin Conner                       5,000               10,000           20,000
   March 23, 2000     Roger A. Elliot Trust                           2,500                5,000           10,000
   March 23, 2000     Lynn D. Smith                                   5,000               10,000           20,000
   March 24, 2000     Corinna Rae Belka                               2,500                5,000           10,000
   March 24, 2000     Joseph W. Horness                               2,500                5,000           10,000
   March 24, 2000     John P. Langsfeld                               5,000               10,000           20,000
   March 24, 2000     Timothy E. Mariner                              2,500                5,000           10,000
   March 24, 2000     Ben Steven Tepper                               5,000               10,000           20,000
   March 27, 2000     Lee W. DeBoer                                   2,500                5,000           10,000
   March 27, 2000     Lee W. DeBoer                                   1,250                2,500            5,000
   March 27, 2000     Daniel P. Pfeiffer                              5,000               10,000           20,000
   March 28, 2000     Ed Leigh McMillan                               5,000               10,000           20,000
   March 29, 2000     John W. Koelle                                  7,500               15,000           30,000
   March 29, 2000     Kevin G. Looser                                 7,500               15,000           30,000
   March 29, 2000     Robert F. Murphy                                1,250                2,500            5,000
   March 29, 2000     Carlos L. Ripley                               20,000               40,000           80,000
   March 29, 2000     Paul Weikert                                    5,000               10,000           20,000
   March 29, 2000     Paul Weikert                                    1,250                2,500            5,000
   March 31, 2000     Helen M. Jorgensen                              2,500                5,000           10,000
   March 31, 2000     Duane L. Kruse                                  2,500                5,000           10,000



                                                                       Series B                             $.50
        Date          Name                                         Preferred Shares     Common Stock       Warrants
        ----          ----                                         ----------------     ------------       --------

   March 31, 2000     John Shepard                                     2,500               5,000           10,000
   March 31, 2000     Jeffery A. Sjodin                                1,250               2,500            5,000
   March 31, 2000     Dan L. Van Liere                                 2,500               5,000           10,000
   March 31, 2000     Timothy Westra                                   5,000              10,000           20,000
    April 3, 2000     Jeff and Brian Mariner                           2,500               5,000           10,000
    April 4, 2000     H. Alan Denning                                  1,250               2,500            5,000
    April 4, 2000     Michael A. McGraw                                2,500               5,000           10,000
    April 4, 2000     Pamella M. Prosser                               2,500                   0                0
    April 4, 2000     Randall Timmer                                   2,500               5,000           10,000
    April 6, 2000     Love Family Trust                                5,000              10,000           20,000
    April 6, 2000     Brian Van Farowe                                11,250              22,500           45,000
    April 6, 2000     Melvin Van Farowe                                3,750               7,500           15,000
    May 10, 2000      Terrill Neal                                    20,000              40,000           80,000
    May 24, 2000      Phyllis N. Brock                                 2,500               5,000           10,000
    May 25, 2000      John Brock                                       2,500               5,000           10,000
    June 1, 2000      Austin C. Cogswell                               7,500              15,000           30,000
    June 6, 2000      Michael and Linda Huckleberry                    2,500               5,000           10,000
    June 7, 2000      Gary Bosse                                       2,500               5,000           10,000
    June 7, 2000      Cathy B. Jones                                   2,500               5,000           10,000
    June 7, 2000      Juanita Young                                    2,500               5,000           10,000
    June 8, 2000      Reese J. Robinson                                2,500               5,000           10,000
    June 8, 2000      Dean C. Ross                                     2,500               5,000           10,000
    June 9, 2000      William J.Beard                                  5,000              10,000           20,000
    June 9, 2000      Wanda J. Griffy                                  2,500               5,000           10,000
    June 9, 2000      Kenneth H. and Susan D. Hitchcock                2,500               5,000           10,000
    June 9, 2000      Altone Lewis Holland                             2,500               5,000           10,000
    June 9, 2000      A. Paul Houseman                                 7,500              10,000           20,000
    June 11, 2000     Richard Ousley                                   5,000              10,000           20,000
    June 12, 2000     Frank and Sandra L. Constantino and              5,000              10,000           20,000
                      Newhouse
    June 12, 2000     Robert Deur                                      2,500               5,000           10,000
    June 12, 2000     Paul Fackler                                     2,500               5,000           10,000
    June 12, 2000     Salem and Diane Saloom                           5,000              10,000           20,000
    June 13, 2000     Aqua J. Group                                    2,500               5,000           10,000
    June 13, 2000     Randy Brenner                                    2,500               5,000           10,000
    June 13, 2000     Clearwater Group                                 2,500               5,000           10,000
    June 13, 2000     Robert R. Smith - IRA                            5,000              10,000           20,000
    June 14, 2000     Helen A. Alflen                                  2,500               5,000           10,000
    June 14, 2000     Arthur O. Brannen                                5,000              10,000           20,000
    June 14, 2000     Charles A. Bryant                                2,500               5,000           10,000




                                                                       Series B                             $.50
        Date          Name                                         Preferred Shares     Common Stock       Warrants
        ----          ----                                         ----------------     ------------       --------

    June 14, 2000     J.P. and/or Carolyn M. Clardy                    2,500               5,000           10,000
    June 14, 2000     John C. Cress                                    2,500               5,000           10,000
    June 14, 2000     Norm Davidson                                    2,500               5,000           10,000
    June 14, 2000     Ruth Gordon                                      2,500               5,000           10,000
    June 14, 2000     James A. and Karen M. Hopkins                    2,500               5,000           10,000
    June 14, 2000     George H. Lovelady                               2,500               5,000           10,000
    June 14, 2000     Gerald T. McKendree                              2,500               5,000           10,000
    June 14, 2000     Harold E. Musick                                 2,500               5,000           10,000
    June 14, 2000     Richard B. O'Brien                               2,500               5,000           10,000
    June 14, 2000     Christopher and Terri Paterson                   1,250               2,500            5,000
    June 14, 2000     James W. Sprague                                 2,500               5,000           10,000
    June 14, 2000     Donald E. Taylor - IRA                          15,000                   0                0
    June 14, 2000     David Young                                      3,750               2,500            5,000
    June 15, 2000     Al E. Hlozer                                     5,000              10,000           20,000
    June 17, 2000     George T. Gerakitis                              2,500               5,000           10,000
    June 19, 2000     Sandra Ritchie Miller                            2,500               5,000           10,000
    June 20, 2000     James C. Beaty                                   2,500               5,000           10,000
    June 20, 2000     Ron H. Bell                                     10,000              20,000           40,000
    June 20, 2000     Laetitin M. Davis                                2,500               5,000           10,000
    June 20, 2000     Earl N. Griffy                                   2,500               5,000           10,000
    June 20, 2000     Janet Russ Lang                                      0              40,000          302,000
    June 20, 2000     Robert D. Mathisen                               2,500               5,000           10,000
    June 20, 2000     Robert A. Smith                                  2,500               5,000           10,000
    June 28, 2000     Walter  D. Alflen                                2,500               5,000           10,000
    June 29, 2000     Anita A. Crodes                                  2,500               5,000           10,000
    June 29, 2000     Robert K. Nelson                                 5,000              10,000           20,000
    June 30, 2000     Good Water P.P.                                  2,500               5,000           10,000
    June 30, 2000     Robert J. and Mandria Hawley                     2,500               5,000           10,000
    June 30, 2000     Ross Pope                                        2,500               5,000           10,000
    June 30, 2000     Francis F. Smith                                 2,500               5,000           10,000
    June 30, 2000     Richard L. and Sherilyn J. Winnie                2,500               5,000           10,000

         In August 2000, we issued 25,000 shares of our common stock to Sara Sharpe as collateral for a note payable in the amount of $93,000, which has an outstanding balance of approximately $73,000. These shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

         On October 4, 2000, we borrowed $150,000 from Clifford Alan Moore, brother of our former chief executive officer, and issued him a 10.25% secured promissory note for $150,000, due on January 4, 2001. In connection with this loan, we also issued Mr. Moore five-year warrants to purchase 100,000 shares of our common stock at $1.75 per share, and promised to pay a transaction fee of $35,000, which was not paid. We issued the note and warrants in reliance on the exemption provided in Section 4(2) of the Securities Act for non-public offerings.

         In January, 2001, we issued 216,250 shares of our common stock, valued at $1.00 per share, in lieu of paying cash dividends, to the following Series B preferred shareholders for two quarterly dividends past due. These shares were sold in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

                             Name                                 No. of Shares
                             ----                                 -------------

         Helen A. Alflen                                                1,250
         Walter  D. Alflen                                              1,250
         Aqua J. Group                                                  1,250
         Tim G. Asp                                                       625
         William J. Beard                                               2,500
         James C. Beaty                                                 1,250
         Corinna Rae Belka                                              1,250
         Ron H. Bell                                                    5,000
         Gary Bosse                                                     1,250
         Arthur O. Brannen                                              2,500
         Robert E. & Barbara J. Brenner                                 1,250
         Randy Brenner                                                  1,250
         Phyllis N. Brock                                               1,250
         John Brock                                                     1,250
         Frank D. Brown - IRA                                           5,000
         Charles A. Bryant                                              1,250
         J.P. and/or Carolyn M. Clardy                                  1,250
         Clearwater Group                                               1,250
         Austin C. Cogswell                                             3,750
         Mellena and Marvin Conner                                      2,500
         Frank Constantino & Sandra L. Newhouse                         2,500
         John C. Cress                                                  1,250
         Anita A. Crodes                                                1,250
         Norm Davidson                                                  1,250
         Laetitin M. Davis                                              1,250
         Lee W. DeBoer                                                  1,875
         H. Alan Denning                                                  625
         Robert Deur                                                    1,250
         Sharon Lee Diehl                                               1,250
         Roy R. Elliot                                                    625
         Thomas W. Elliot                                               2,500
         Paul Fackler                                                   1,250
         Andrew and Gloria Gavrun                                       1,250
         George T. Gerakitis                                            1,250
         Good Water P.P.                                                1,250
         Ruth Gordon                                                    1,250

                             Name                                 No. of Shares
                             ----                                 -------------

         Robert W. Greene                                               2,500
         Wanda J. Griffy                                                1,250
         Earl N. Griffy                                                 1,250
         Robert J. and Mandria Hawley                                   1,250
         Kenneth H. and Susan D. Hitchcock                              1,250
         Al E. Hlozek                                                   2,500
         Altone Lewis Holland                                           1,250
         James A. and Karen M. Hopkins                                  1,250
         Joseph W. Horness                                              1,250
         A. Paul Houseman                                               3,750
         Michael and Linda Huckleberry                                  1,250
         Cathy B. Jones                                                 1,250
         Helen M. Jorgensen                                             1,250
         John W. Koelle                                                 3,750
         Duane L. Kruse                                                 1,250
         Janet Russ Lang                                                2,500
         John P. Langsfeld                                              2,500
         Fred D. Lentz                                                  3,750
         Leo Buk Lhu                                                    5,000
         Kevin G. Looser                                                3,750
         Love Family Trust                                              2,500
         George H. Lovelady                                             1,250
         Timothy E. Mariner                                             1,250
         Jeff and Brian Mariner                                         1,250
         Robert D. Mathisen                                             1,250
         Edwin L. Matthews - IRA                                        3,750
         Michael A. McGraw                                              1,250
         Gerald T. McKendree                                            1,250
         Ed Leigh McMillan                                              2,500
         Sandra & David Miller                                          1,250
         Robert F. Murphy                                                 625
         Harold E. Musick                                               1,250
         Terrill Neal                                                  10,000
         Robert K. Nelson                                               2,500
         James B. Nottingham                                            1,250
         Richard B. O'Brien                                             1,250
         Richard Ousley                                                 2,500
         Christopher and Terri Paterson                                   625
         Daniel P. Pfeiffer                                             2,500
         Ross Pope                                                      1,250
         Pamella M. Prosser                                             1,250
         Carlos L. Ripley                                              10,000
         Stanley P. Roberts                                             1,250
         Reese J. Robinson                                              1,250
         Roger A. Elliot Trust                                          1,250
         Dean C. Ross                                                   1,250

                             Name                                 No. of Shares
                             ----                                 -------------

         Salem & Diane Saloom                                           2,500
         Saltco                                                         2,500
         Denelda Sanders                                                1,250
         John Shepard                                                   1,250
         Jeffery A. Sjodin                                                625
         Dennis A. Sjordin                                                625
         Lynn D. Smith                                                  2,500
         Robert A. Smith                                                1,250
         Francis F. Smith                                               1,250
         Robert R. Smith - IRA                                          2,500
         James W. Sprague                                               1,250
         Edward J. and Barbara A. Taylor                                1,250
         Donald E. Taylor - IRA                                         7,500
         Ben Steven Tepper                                              2,500
         Howard E. Timmer                                                 625
         Randall Timmer                                                 1,250
         Brian Van Farowe                                               5,625
         Melvin Van Farowe                                              1,875
         Dan L. Van Liere                                               1,250
         Paul Weikert                                                   3,125
         Timothy Westra                                                 2,500
         Richard L. and Sherilyn J. Winnie                              1,250
         Bruce Yates                                                    2,500
         Cynthia L. Young                                                 625
         David Young                                                    1,875
         Juanita Young                                                  1,250
         Charles Farrell Zittrower                                      2,500

         On January 24, 2001, our Series D preferred shareholders, Mr. and Mrs. Roberto Rial and Mr. and Mrs. Lasse Moe, converted all of the outstanding Series D Preferred Stock into 612,202 shares of common stock. On January 24, 2001 our Series E Preferred shareholder, McLean Ventures Corporation, converted 31,000 shares of the outstanding Series E Preferred Stock into 622,825 shares of common stock. On January 24, 2001 our Series F Preferred shareholder, Altamonte Capital, LLC, converted all of the outstanding Series F Preferred Stock into 670,734 shares of common stock. The conversions were all based upon the formulas contained in our articles of incorporation. We issued these shares in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in another part of the report and which are deemed to be incorporated into this section. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in other sections of this report including the section entitled "Risk Factors That May Affect Our Business."

         Universal Beverages Holdings Corporation is a Florida corporation organized in 1989 under the name International Bon Voyage, Inc. We act as a holding company for Universal Beverages, Inc., which we acquired on March 6, 1998, at which time, we changed our name to Universal Beverages Holdings Corporation. Universal Beverages, Inc. is in the business of manufacturing and distributing bottled spring water and sparkling water through the brand name Syfo(R) and under the private brands of its customers. Syfo(R) has been manufactured and sold in parts of the United States, primarily in Florida, for over 50 years.

Results of Operations

Years Ended December 31, 1999 and 2000

         We had total revenues of $5,500,369 in 2000 compared with $2,774,153 in 1999, an increase of 98.3% or $2,726,216. This increase in revenue is attributable to the commencement and fulfillment of our Sam's Club orders.

         Cost of goods was $4,487,572 in 2000 or approximately 81.6% of total revenues. This is an increase of $2,245,103 from 1999, in which costs of goods came to $2,242,469 or approximately 80.8% of total revenues. The corresponding high cost of goods despite our increased sales reflects the expenses for labor and shipping incurred as a result of the Sam's Club orders commencing in September 2000. We no longer ship to Texas and Mexico, which reduces our cost of goods sold. We are also in the process of seeking alternative bottling arrangements, which we believe could reduce our cost of goods sold.

         We experienced gross margins in 2000 of $1,012,797 or 18.4% of total revenues down from $531,684 or 19.2% of total revenues in 1999, representing a
 .8% change. The lower operating profit reflects slightly increased cost to manufacture the Sam's Club products due to increased labor and shipping expenses.

         General and administrative expenses were $818,160 or 14.9% of total revenues in 2000 compared with $861,081 or 31.0% of total revenues in 1999, resulting in a net decrease of $42,921. These costs reflect the administrative, marketing and consulting expenses incurred to support our operations and costs encountered as a public company.

         Depreciation and amortization expenses increased $221,740 or 81.3% to $494,615 in 2000 compared with $272,875 in 1999, because 2000 represented our first full year of depreciation for some of our equipment used at the Leesburg facility.

         Interest expenses were $278,001 in 2000 compared with $565,799 in 1999, representing a difference of $287,798 caused by our debt restructuring in March 2000. Interest expense decreased because we restructured most of our debt into equity. Litigation expenses were $111,610 in 2000 compared with $713,198 in 1999, representing a decrease of $601,588.

         As a result of the foregoing, our net loss was $2,854,040 in 2000 compared with a net loss of $3,101,964 in 1999, representing a decrease of $601,588. These losses include interest costs and litigation costs before extraordinary items. This amount does not include extraordinary items, which include a forgiveness of debt of $43,204 and a loss on our March 2000 debt restructure of $4,453,114 in 2000. This extraordinary loss was calculated in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission. Due to the volatile nature of our stock price, this extraordinary loss may be exaggerated since the market price on the date of the transaction had peaked at $5.00 per share while it only traded at $3.25 a week earlier and $3.50 a week later. The loss was not previously reported until recently because management was not aware of the implications arising from the debt restructuring.

Liquidity and Capital Resources

         Net cash used for operating activities was $2,567,507 for the year ended December 31, 2000 and $861,261 for the year ended December 31, 1999. The primary reason for this increase of $1,706,246 in cash used for operations is the related cost of sales for the Sam's Club orders and increased administration, payroll, and expense of operating a public company.

         Net cash provided by financing activities was $5,634,417 in 2000 and $1,207,255 in 1999, resulting in a $4,427,162 increase. This increase is due to the sale of our Series B preferred stock.

         We used net cash in investing activities of $3,104,827 for the year ended December 31, 2000 and $467,745 for 1999, representing an increase of $2,637,082 or 564%. We used this cash to purchase equipment for the bottling facility. This is a result of our plant expansion program.

         As of March 31, 2001, our current liabilities, including the current portion of long-term debt, exceeded our current assets by $3,722,715. We have a substantial amount of debt which is now past due. Between our current indebtedness, and dividends owed to preferred shareholders, we estimate that we currently need over $1,300,000. This includes $600,000 owed to First National Bank of Blue Island, which holds a first lien on all of our assets including our manufacturing facility and equipment as well as our accounts receivable and cash. This amount also includes $150,000 we borrowed from Clifford Alan Moore in October 2000. Mr. Moore holds a junior security interest in our cash, accounts receivable and equipment. We also owe Mr. Moore a $35,000 transaction fee, which was to be paid in four equal monthly installments beginning October 4, 2000. Mr. Moore recently demanded all amounts due under his promissory note. We believe Mr. Moore's loan may have violated Florida law governing the amount of interest which may be charged.

         Further, we have recently learned that one of our creditors, Eva and Lasse Moe and Roberto and Barbara Rial, has elected to accelerate the repayment on its $50,000 note, with an unpaid balance of $47,120.50 at December 31, 2000, due to our alleged failure to make monthly payments as agreed. We are currently endeavoring to find short-term financing or reach accommodations with creditors in order to extend our indebtedness.

         We also have two judgments totaling approximately $94,000, which require prompt payment to avoid a judicial sale or seizure of our assets.

         Our short-term liquidity needs include approximately $138,000 owed in dividends to our Series C and E Preferred shareholders. Under the terms of all of our outstanding classes of preferred stock, if we fail to make three consecutive dividend payments, holders of each outstanding series may declare a dividend default in which event each share of the series of preferred stock shall have 10 votes per share in connection with the election of directors. In March 2001, a default was declared by our Series C Preferred shareholder. We do not have the funds to pay the dividends.

         Because of the past due debt and dividends and negative working capital, we need new financing to remain operational. We have been exerting substantial effort to obtain financing but have been unsuccessful to date. Because of our precarious financial condition, we may not be able to continue operating. For information concerning the possible sale of our Leesburg, Florida property and equipment for $2,200,00, see Item 1. "Business - Recent Developments".

Forward-Looking Statements

         The statements in this report relating to our expectations about the possibility of acquisitions contemplated by us, the growing market for bottled water, plans to sell our Leesburg facility, the ability of Syfo(R) to compete effectively and our ability to maintain operational status for the short-term, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

         The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1)our inability to consummate a transaction or arrangement under which we can produce our products at a profit; (2)our inability to meet the orders of our clients; (3)our inability to maintain or replace Sam's Club ; (4)a rapid decline in bottled-water industry growth, and; (5) our ability to integrate and absorb any acquisitions into our current operational structure.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see Item 1. Business - "Risk Factors Concerning Our Business" and our filings with the Securities and Exchange Commission.

Item 7. Financial Statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       -------

Independent Auditors' Report                                             36

Consolidated Balance Sheets                                              37 - 38

Consolidated Statements of Operations                                    39 - 40

Consolidated Statements of Changes in Stockholders' Equity (Deficit)     41 - 43

Consolidated Statements of Cash Flows                                    44 - 45

Notes to Consolidated Financial Statements                               46

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Universal Beverages Holdings Corporation and Subsidiary
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Universal Beverages Holdings Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Beverages Holdings Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's working capital deficiency, recurring losses from operations, and defaults under certain contracts and short-term loans raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SEWELL AND COMPANY, PA



Hollywood, Florida
February 20, 2001, except as to Note 6, which is dated March 5, 2001, and note 15, which is dated March 26, 2001.

             UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                          AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND 1999



                              Assets

                                               2000                1999
                                            ----------           ----------

Current assets
   Accounts receivable, net                 $  378,989           $  169,097
   Inventory                                   391,232              358,159
   Prepaid expenses                             41,374               14,839
                                            ----------           ----------
Total current assets                           811,595              542,095

Property, plant and equipment, net           5,963,317            1,598,887

Intangible asset, net                          657,687              765,119


Other assets
Assets held for disposition                    634,058                   --
Other receivables                              185,000                   --
Other assets                                   100,591                6,000
                                            ----------           ----------
                                               919,649                6,000
                                            ----------           ----------

                                            $8,352,248           $2,912,101
                                            ==========           ==========




                       See notes to financial statements.

             UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                          AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND 1999



               Liabilities and Stockholders' Equity

                                                                   2000            1999
                                                               -----------     ------------
Current liabilities
Bank overdraft                                                $     75,802     $     37,885
Accounts payable                                                 3,036,253          988,094
Accrued expense                                                    251,812          145,949
Accrued interest                                                    27,786          436,964
Deferred compensation                                               26,500           30,500
Current portion of notes payable                                 1,116,157        2,276,500
                                                              ------------     ------------
Total current liabilities                                        4,534,310        3,915,892

Capitalized lease obligations                                      187,984               --
Long term note payable                                              23,794        1,306,000
                                                              ------------     ------------
                                                                   211,778        1,306,000

Stockholders' equity
   Preferred stock, $0.01 par value, 20 million shares
 authorized, 589,600 and 8,500 shares issued and
outstanding respectively, redeemable at company's option
     (liquidation preference $ 6,761,000 and $0)                     5,896               85
   Common stock, $0.001 par value, 30 million shares
     authorized, 9,963,683 and 4,363,454 shares issued and
     outstanding respectively                                        9,964            4,363
   Additional paid in capital                                   15,140,666        1,972,177
   Accumulated deficit                                         (11,550,366)      (4,286,416)
                                                              ------------     ------------
                                                                 3,606,160       (2,309,791)
                                                              ------------     ------------

                                                              $  8,352,248     $  2,912,101
                                                              ============     ============



                       See notes to financial statements.

             UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                          AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2000 AND 1999



                                              2000           1999
                                          ----------      -----------
Revenue

   Sales, net of discounts and returns    $ 5,500,369     $ 2,774,153
   Cost of goods sold                       4,487,572       2,242,469
                                          -----------     -----------

Gross profit                                1,012,797         531,684
                                          -----------     -----------

Expenses
   General and administrative                 818,160         861,081
   Sales expenses                             913,932         318,411
   Marketing expenses                         452,015         211,956
   Consulting and professional fees           731,497         452,124
   Rent                                       212,566         238,204
   Bad debt                                    80,778              --
   Depreciation and amortization              494,615         272,875
                                          -----------     -----------
                                            3,703,563       2,354,651
                                          -----------     -----------
Loss from operations                       (2,690,766)     (1,822,967)

Other income/(expenses)
Interest expense                             (278,001)       (565,799)
Other income                                  150,019              --
Disposal cost                                (163,145)             --
Interest income                                16,243              --
Litigation expenses                           111,610        (713,198)
                                          -----------     -----------
                                             (163,274)     (1,278,997)
                                          -----------     -----------

Loss before extraordinary items           $(2,854,040)    $(3,101,964)



                       See notes to financial statements.

             UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                          AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2000 AND 1999


                                             2000                    1999
                                         -----------              -----------


Loss before extraordinary items          $(2,854,040)             $(3,101,964)

Extraordinary items
   Forgiveness of debt                        43,204                       --
   Loss on debt restructure               (4,453,114)                      --
                                         -----------              -----------

Net loss                                 $(7,263,950)             $(3,101,964)
                                         ===========              ===========

Earnings (loss) per common share
   Loss before extraordinary items       $     (0.40)             $     (1.13)
   Extraordinary items                         (0.62)                      --
                                         -----------              -----------
                                         $     (1.02)             $     (1.13)
                                         -----------              -----------




                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                       Common Stock                  Preferred Stock
                                                                  Shares            Amount         Shares           Amount
                                                            -----------------------------------------------------------------
Balance December 31, 1998                                          2,608,454    $     2,608          8,500    $        85

Issuance of shares of common stock for consulting
  services based on Board of Directors assessment
  of value of services rendered during the year,
  dated December 3, 1999 ($ 0.525 per share)                          35,000             35             --             --

Issuance of shares of common stock to employees
  based on Board of Directors
  assessments for compensation, in lieu of cash payment dated
  December 3, 1999 ($0.525 per share)                                770,000            770             --             --

Issuance of shares of common stock to a consultant
  based on Board of Directors assessment
  as part of a loan agreement
  December 3, 1999 ($ 0.525 per share)                               200,000            200             --             --

Issuance of common stock to shareholders based on
  Board of Directors dated December 3, 1999
  (Adjustment merger agreement with Universal
  Beverages, Inc. $ 0.525 per share)                                 750,000            750             --             --

Net loss December 31, 1999                                                --             --             --             --

                                                             ----------------------------------------------------------------
Balance December 31, 1999 (Audited)                                4,363,454    $     4,363          8,500    $        85

[restubbed table]



                                                                  Additional
                                                                    Paid in    Accumulated
                                                                    Capital       Deficit            TOTAL
                                                            -------------------------------------------------------
Balance December 31, 1998                                         $ 1,052,557    $(1,184,452)    $  (129,202)

Issuance of shares of common stock for consulting
  services based on Board of Directors assessment
  of value of services rendered during the year,
  dated December 3, 1999 ($ 0.525 per share)                           18,340             --          18,375

Issuance of shares of common stock to employees
  based on Board of Directors
  assessments for compensation, in lieu of cash payment dated
  December 3, 1999 ($0.525 per share)                                 403,480             --         404,250

Issuance of shares of common stock to a consultant
  based on Board of Directors assessment
  as part of a loan agreement
  December 3, 1999 ($ 0.525 per share)                                104,800             --         105,000

Issuance of common stock to shareholders based on
  Board of Directors dated December 3, 1999
  (Adjustment merger agreement with Universal
  Beverages, Inc. $ 0.525 per share)                                  393,000             --         393,750

Net loss December 31, 1999                                                 --     (3,101,964)     (3,101,964)

                                                             ----------------------------------------------------
Balance December 31, 1999 (Audited)                               $ 1,972,177    $(4,286,416)    $(2,309,791)





                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                 Common Stock                   Preferred Stock
                                                            Shares           Amount           Shares         Amount
                                                            ------------------------------------------------------------
                         sub-total                         4,363,454    $      4,363           8,500     $         85

Issuance of shares of common stock for consulting
  services based on Board of Directors assessment
  of value of services rendered during the year,
  dated January 21, 2000                                   1,621,000           1,621              --               --

Issuance of shares of common stock to a
  consultant, based on Board of Directors
  assessment and part of a loan agreement
  January 21, 2000                                           100,000             100              --               --

Conversion of preferred stock to common stock on
  January 31, 2000                                            46,750              47          (8,500)             (85)

Issuance of common stock in connection with the
  Debt restructure, on March 31, 2000                        712,000             712         254,600            2,546

Issuance of preferred stock - Series B in connection
  with private placement through September 30, 2000               --              --         432,500            4,325

Issuance of common stock in connection with warrants
  exercised at $ 1.00 per share                              970,000             970              --               --
                                                           -----------------------------------------------------------

                         sub-total                         7,813,204    $      7,813         687,100     $      6,871


[restubbed tble]


                                                            Additional
                                                             Paid in         Accumulated
                                                             Capital           Deficit          TOTAL
                                                         --------------------------------------------------
                         sub-total                          $  1,972,177    $ (4,286,416)    $ (2,309,791)

Issuance of shares of common stock for consulting
  services based on Board of Directors assessment
  of value of services rendered during the year,
  dated January 21, 2000                                         302,317              --          303,938

Issuance of shares of common stock to a
  consultant, based on Board of Directors
  assessment and part of a loan agreement
  January 21, 2000                                                18,650              --           18,750

Conversion of preferred stock to common stock on
  January 31, 2000                                                    38              --               --

Issuance of common stock in connection with the
  Debt restructure, on March 31, 2000                          7,760,705              --        7,763,963

Issuance of preferred stock - Series B in connection
  with private placement through September 30, 2000            4,075,175              --        4,079,500

Issuance of common stock in connection with warrants
  exercised at $ 1.00 per share                                  969,030              --          970,000
                                                            ---------------------------------------------

                         sub-total                          $ 15,098,092    $ (4,286,416)    $ 10,826,360






                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 Common Stock                       Preferred Stock
                                                           Shares              Amount        Shares            Amount
                                                            ------------------------------------------------------------
                         sub-total                         7,813,204    $      7,813         687,100     $      6,871

Issuance of shares of common stock to be deposited
 in escrow account as collateral for unpaid legal
 fees                                                         25,000              25              --               --

Issuance of common stock in connection with
 convertible preferred stock                               1,766,177           1,767         (97,500)            (975)

Prorated return of capital to preferred stockholders
 based on dividends                                          359,302             359              --               --


Net Loss December 31, 2000                                        --              --              --               --
                                                            ----------------------------------------------------------

Balance December 31, 2000                                  9,963,683    $      9,964         589,600     $      5,896
                                                           ===========================================================


[restubbed table]



                                                           Additional
                                                             Paid in       Accumulated
                                                             Capital         Deficit           TOTAL
                                                         ------------------------------------------------
                         sub-total                        $ 15,098,092     $ (4,286,416)    $ 10,826,360

Issuance of shares of common stock to be deposited
 in escrow account as collateral for unpaid legal
 fees                                                           43,725               --           43,750

Issuance of common stock in connection with
 convertible preferred stock                                      (792)              --               --

Prorated return of capital to preferred stockholders
 based on dividends                                               (359)              --               --


Net Loss December 31, 2000                                  (7,263,950)      (7,263,950)
                                                         ------------------------------------------------

Balance December 31, 2000                                 $ 15,140,666     $(11,550,366)    $  3,606,160
                                                         ================================================



                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       2000           1999
                                                                   ------------   ------------
Cash flows from operating activities:
  Net loss                                                         $(7,263,950)    $(3,101,964)
                                                                   -----------     -----------

  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                                       494,615         272,875
   Bad Debt                                                             80,778              --
   Loss on debt restructure                                          4,453,114              --
   Compensation in exchange for common stock                           322,688         919,620
   Gain on litigation debts                                           (111,610)             --
   Recovery of purchase option                                        (300,000)             --
   (Increase) decrease in accounts receivable                         (209,892)        (73,424)
   (Increase) decrease in inventory                                    (33,073)       (156,211)
   (Increase) decrease in prepaid expenses                             (26,535)         73,981
   (Increase) decrease in other assets                                (279,591)        314,446
   Increase (decrease) in accounts payable and accrued expenses        305,949         889,416
                                                                   -----------     -----------
   Total adjustments                                                 4,696,443       2,240,703
                                                                   -----------     -----------
  Net cash used by operating activities                             (2,567,507)       (861,261)
                                                                   -----------     -----------

Cash flows from investing activities:
   Cash payment for purchase of plant                                 (916,130)             --
   Cash payments for the purchase of property                       (2,188,697)       (455,276)
   Cash payment  trademark                                                  --         (12,469)
                                                                   -----------     -----------
   Net cash used by investing activities                            (3,104,827)       (467,745)
                                                                   -----------     -----------

Cash flows from financing activities:
   Proceeds from loans                                                 850,000       1,207,255
   Principal payments on notes payable                                (260,049)             --
   Principal payment on capital leases                                  (5,034)             --
   Proceeds from issuance of common and preferred stock              5,049,500              --
                                                                   -----------     -----------
Net cash provided by financing activities                            5,634,417       1,207,255
                                                                   -----------     -----------

Net increase in cash and cash equivalents                              (37,917)       (121,751)

Cash and cash equivalents, beginning of period                         (37,885)         83,866
                                                                   -----------     -----------

Cash and cash equivalents, end of period                           $   (75,802)    $   (37,885)
                                                                   ===========     ===========



                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                           2000        1999
                                                         --------------------


Supplemental disclosures of cash flow information:

Cash paid during the period for:
--------------------------------

Interest expense                                         $250,215    $128,835
                                                         --------    --------

Stockholders' equity note:
--------------------------

A total of 1,755,000 shares of common stock were awarded to various service providers, directors and employees in lieu of cash consideration of $ 921,375, during the year ended December 31, 1999. Shares were valued at trading price on December 3, 1999.

A total of 1,721,000 shares of the Company's common stock were awarded to various service providers in lieu of cash consideration of $ 322,688. Shares were valued at trading price on January 21, 2000.

A total of 25,000 shares of common stock issued as collateral for unpaid legal fees, remain in an escrow account. Shares were valued at trading price on October 4, 2000.


                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Beverages Holdings Corporation and its wholly owned subsidiary, Universal Beverages, Inc., are in the business of manufacturing and distributing the SYFO(R) brand of bottled water as well as other beverage products under contract.

Principles of Consolidation
---------------------------
The consolidated financial statements of the Company include the accounts of Universal Beverages Holdings Corporation and its wholly owned subsidiary, Universal Beverages, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Amortization
------------
Amortization of trademarks and brand names is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                        Trademark and brand name 15 years

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Long Lived Assets
-----------------
The Company continually evaluates the carrying value of property and equipment, goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

No reduction for impairment of long-lived assets was necessary at December 31, 2000.

Revenue Recognition
-------------------
Revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

Advertising
-----------
Advertising costs are charged to operations when they first take place. Advertising expense totaled $353,356 and $32,319 for the years ended December 31, 2000 and 1999, respectively.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Risk
---------------------
There were no balances at December 31, 2000 and 1999 that exceed federal insurance limits.

Reclassification
----------------
Certain reclassifications were made to the 1999 financial statements in order for the presentation to conform to the 2000 financial statement presentation.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic Earnings (Loss) per Share (continued)
-------------------------------------------
Basic weighted and dilutive average number of shares outstanding is as follows:

                                                                         2000                  1999
                                                                      -----------           ----------
                  Basic weighted average number
                      of shares outstanding                            7,140,701             2,754,704


The 5,325,994 shares of common stock reserved in connection with warrants are not included in the computation of diluted earnings per share because the effect is antidilutive.

NOTE 2    ACCOUNTS RECEIVABLES

Accounts receivable at December 31, 2000 and 1999 consisted of the following:

                                                                         2000                  1999
                                                                      -----------           ---------

                  Accounts receivable                                   $459,167            $169,097
                  Less allowance for doubtful account                    (80,178)                    0
                                                                      -----------           ---------

                                                                        $378,989            $169,097
                                                                      ===========           =========

Bad debt expense for the years ended December 31, 2000 and 1999 was $80,778 and $0, respectively.

NOTE 3    INVENTORY

At December 31, 2000 and 1999, inventory consisted of the following:

                                                                         2000                  1999
                                                                      ----------            ---------

                  Finished goods                                        $156,973            $104,969
                  Raw materials                                          201,505             167,624
                  Pallets                                                 32,754              19,409
                  Work in Process                                              0              66,157
                                                                      ----------            ----------
                                                                        $391,232            $358,159
                                                                      ==========            ==========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                                         2000                 1999
                                                                      ----------            --------

                  Land                                                  $400,000          $        0
                  Building                                             1,912,007             595,870
                  Plant equipment                                      4,015,134           1,233,003
                  Plant improvements                                     103,772              20,952
                  Lease equipment                                         46,043                   0
                                                                      -----------         ----------

                                                                       6,601,439           1,849,825
                  Less accumulated depreciation                         (638,122)           (250,938)
                                                                      ----------           ---------

                                                                      $5,963,317          $1,598,887
                                                                      ==========           =========

On June 29, 2000, the Company closed on the purchase of the building (plant) for $1,400,000. A $300,000 option to purchase the building was written off in 1999 due to uncertainty of the Company's future. The $300,000 had been capitalized to the total cost of the building (plant). The building had been financed with a short-term note (See Note 6) for $500,000.

The December 31, 1999 financial statements reflect plant improvements of $595,870. This amount had been reclassified to Building in order to conform to year 2000 financial statements.

                                Depreciation expense for the years ended
December 31, 2000 and 1999 was $387,183 and $212,500, respectively.

Assets Held For Disposition
Due to limited cash flow, the Company renegotiated with certain suppliers for the return of plant equipment purchased for $634,058, net of disposal costs of $163,145.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 5   INTANGIBLES

Intangible assets are summarized by major classification as follows:

                                                                         2000                 1999
                                                                      ----------           ---------

                  Trademark and brand name                            $  758,804           $ 758,804
                  Others                                                   2,817               2,817
                  Deferred loan fees                                           0              56,000
                                                                      ----------           ---------
                                                                         761,621             817,621
                  Less accumulated depreciation                         (103,934)            (61,502)
                                                                      ----------           ---------
                                                                       $ 657,687           $ 756,119
                                                                      ==========           =========

Amortization expense for the years ended December 31, 2000 and 1999 totaled $107,432 and $60,375, respectively.

The deferred loan fees related to a long-term note payable of $1,306,000 (See
Note 6) were expensed in 2000 as a result of debt restructuring (See Note 9).

NOTE 6    NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2000 and 1999 as follows:

                                                                        2000                  1999
             Note  payable to Bridge Bank with an
             interest rate of 15% per year, unsecured, due
             on demand.                                               $        0           $ 541,500

             Note payable to American Access with an
             interest rate of 15% per year; unsecured,
             due on demand.                                                    0             500,000

             Note payable to FNB Bank with an interest
             rate of 10.5% per year; secured by building
             (See Note 4), due 03/05/01. The note is in
             default as of the date of this audit. The
             company is working on an additional 60
             days extension.                                          $  500,000   $              0

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 6            NOTES PAYABLE - continued

                                                                                       2000                     1999
                                                                                    -----------             -----------
                  Note payable to FNB Bank with an interest
                  rate of 10.5% per year; secured by all assets,
                  due 03/05/01. The note is in default as of
                  the date of this audit. The company is working
                  on an additional 60 days extension.                               $   100,000             $         0

                  Note payable to Rial/Moe  with an interest
                  rate of 15% per annum, due on  demand;
                  secured  by  production equipment.                                          0                 500,000

                  Note payable to Rial/Moe with an interest
                  rate of 8% per annum payable in 36
                  monthly payments; unsecured, due 3/31/03.                              39,951                       0


                  Note  payable to various shareholders  at a
                  15% interest rate per year; due on demand;
                  secured by all assets of Company.                                           0                 185,000

                  Note payable to Altamonte Capital with a
                  15% interest rate; due on demand; secured.                                  0                 300,000

                  Note payable to Telcoa with a 15% interest
                  rate per year; due on demand.                                         250,000                 250,000

                  Note payable to Telcoa with a 10% interest
                  rate per year; due on demand.                                         100,000                       0

                  Note payable to a shareholder at a 10.25%
                  interest rate per year;  due on demand;
                  secured by multipacker equipment of Company.                          150,000                       0



                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 6            NOTES PAYABLE - continued

                                                                                      2000                       1999
                                                                                    -----------              ----------
                  Note payable to an investment company with
                  a 14% interest rate per year; secured by a
                  blanket lien on assets; payable interest
                  only through 11/4/03, and 36 equal
                  payments of principal plus interest
                  beginning 11/5/03. The note also includes
                  a prepayment penalty clause.                                                0               1,306,000
                                                                                      1,139,951
                                                                                                              3,582,500

                  Less current portion                                               (1,116,157)             (2,276,500)
                                                                                    -----------             -----------
                                                                                    $    23,794              $1,306,000
                                                                                    ===========              ==========

The total interest expense related to these loans was $265,727 and $565,799 at December 31, 2000 and 1999, respectively.

On March 31, 2000, the Company entered into a debt restructure agreement with holders of various notes payable (See Note 9).

NOTE 7    LEASES

The Company rents administrative office space in Jacksonville, Florida. The lease expires May 31, 2001, and the Company intends to move the administrative office to Leesburg (plant). The Company also rents warehouse space in Jacksonville, Florida. The lease expires May 31, 2002.

Rental expense for the years ended December 31, 2000 and 1999 was $212,566 and $238,204, respectively. Future anticipated minimum annual rental expenses for subsequent years are as follows:

                   Years Ended                            Amount
                   -----------                          ---------

                      2001                              $ 40,530
                      2002                                16,980
                      2003 and thereafter                      0
                                                       ---------

                                                        $ 57,510
                                                       =========

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8            INCOME TAXES

The Company has a federal net operating loss carryforward for the years ended December 31, 2000 and 1999 of $11,857,561 and $4,270,676, respectively, through various years to 2020.

Deferred tax assets and liabilities consist of the following:

                                                2000           1999
                                            -----------     -----------

Current deferred tax asset                  $   110,000     $         0

Valuation allowance                            (110,000)              0
                                            -----------     -----------

                                            $         0     $         0
                                            ===========     ===========

Non-current tax asset                       $ 3,927,000     $ 1,452,000

Valuation allowance                          (3,927,000)     (1,452,000)
                                            -----------     -----------

                                            $         0     $         0
                                            ===========     ===========

The non-current deferred tax asset results from the net operating loss carryforward, which approximates $7,263,949 at December 31, 2000, and $3,101,964 at December 31, 1999. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

The Company's income tax expense for the years ended December 31, 2000 and 1999 differed from the statutory federal rate of 34% as follows:

                                                2000            1999
                                             -----------     -----------

Statutory rate applied to loss
    before income taxes                      $ 2,470,000     $ 1,055,000

State income taxes, net of
    federal income tax effect                    115,000          49,000

Increase in valuation allowance               (2,585,000)     (1,104,000)

Other                                                  0               0
                                             -----------     -----------

Income Tax Expense                           $         0     $         0
                                             ===========     ===========

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 9            DEBT RESTRUCTURE

         On March 31, 2000, the Company renegotiated a total of $3,610,850 in notes payable from various creditors in a Debt Restructure agreement as follows:

         Note payable of $720,500 to a bank in exchange for 700,000 shares of common stock. On the date of the exchange, the trading price of the common stock was $5.00 per share. The Company recognizes an extraordinary loss of $2,779,500 on the restructuring.

         Note payable of $29,475 to an individual in exchange for 12,000 shares of common stock. On the date of the exchange, the trading price of the common stock was $5.00 per share. The Company recognizes an extraordinary loss of $30,525 on the restructuring.

Note payable of $1,306,000 to an investor in exchange for 130,600 shares of preferred stock, series C. On the date of the exchange, the trading price of the common stock was $5.00 per share. Accordingly, based on its conversion rights, each share of preferred stock was valued at $12.50 on the date of the restructure and the Company recognizes an extraordinary loss of $326,500 on the restructuring.

Note payable of $622,860 to individuals. The term of restructure included a new note payable in the amount of $50,000, payable over a three-year period, a $250,000 payment in cash, and a transfer of an equity interest consisting of 31,500 shares of preferred stock - series D. On the date of the exchange, the trading price of the common stock was $5.00 per share. Accordingly, based on its conversion rights, each share of preferred stock was valued at $2.44 on the date of the restructure and the Company recognizes an extraordinary loss of $338,737 on the restructuring.

Note payable of $593,750 to an investor in exchange for 57,500 shares of preferred stock, series E. On the date of the exchange, the trading price of the common stock was $5.00 per share. Accordingly, based on its conversion rights, each share of preferred stock was valued at $2.44 on the date of the restructure and the Company recognizes an extraordinary loss of $622,951 on the restructuring.

Note payable of $338,265 to an investor in exchange for 35,000 shares of preferred stock, series F. On the date of the exchange, the trading price of the common stock was $5.00 per share. Accordingly, based on its conversion rights, each share of preferred stock was valued at $2.44 on the date of the restructure and the Company recognizes an extraordinary loss of $354,901 on the restructuring.

NOTE 10           STOCKHOLDERS' EQUITY

The Articles of Incorporation provide for the authorization of 20,000,000 shares of preferred stock at $0.01, and 30,000,000 shares of common stock at $0.001 par value.

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE  10          STOCKHOLDERS' EQUITY - continued

Preferred Stock
---------------
On March 31, 2000, in a Debt Restructure agreement (see Note 9), the Company issued 254,600 shares of Preferred Stock (Series C, D, E and F) in exchange for $2,560,275 notes payable as follows:

                                                                            Series        Preferred Class
                                                                            ------        ---------------

        Note payable to an individual                 $ 1,306,000               C               130,600
        Note payable to third parties                     322,860               D                31,500
        Note payable to investor                          593,750               E                57,500
        Note payable to investor                          338,265               F                35,000
                                                      -----------                             ---------

                                                      $ 2,560,875                               254,600
                                                      ===========                               =======

At September 30, 2000, a total of 432,500 shares of Series B Preferred Stock were issued in exchange for $4,079,500 in cash, net of $270,500 offering expense.

Common Stock
------------
On December 3, 1999 the Company issued 35,000 shares of common stock in exchange for consulting services rendered. The value of $0.525 per share was the trading price on the date of the grant. Accordingly, consultant expenses of $18,375 were charged to operations.

On December 3, 1999 the Company issued 770,000 shares of common stock to employees in lieu of cash payments. The value of $0.525 per share was the trading price on the date of the grant. Accordingly, payroll expenses of $404,250 were charged to operations.

On December 3, 1999 the Company issued 200,000 shares of common stock to Robert Dolan as part of the loan agreement. The value of $0.525 per share was the trading price on the date of the grant. Accordingly, interest expenses of $105,000 were charged to operations.

On December 3, 1999 the Company issued 750,000 shares of common stock as an adjustment to the acquisition agreement with Universal Beverages, Inc. for consultant services rendered. The value of $0.525 per share was the trading price on the date of the grant. Accordingly, consultant expenses of $393,750 were charged to operations.

On January 21, 2000, the Company issued 1,621,000 shares of common stock in lieu of cash consideration to various service providers, at $0.1875 per share, based on the trading price of the common stock on the grant date. Accordingly, consultant expenses of $303,938 were charged to operations.

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE  10          STOCKHOLDERS' EQUITY - continued

Common Stock (continued)
------------------------
On January 21, 2000, the Company issued 100,000 shares of common stock as part of a loan agreement with a third party. The value of $0.1875 per share was the trading price on the date of the grant. Accordingly, consultant expenses of $18,750 were charged to operations.

On January 31, 2000, the stockholders exercised their rights to convert the 8,500 shares of Preferred Stock - Series A to 46,750 shares of common stock.

On March 31, 2000, in a Debt Restructure agreement (see Note 9), the Company issued 712,000 shares of common stock in exchange for $749,975 notes payable as follows:

         With Bridge Bank, 700,000 shares of common stock in exchange for $720,500 notes payable. With Alan Moore, 12,000 shares of common stock in exchange for $29,475 notes payable.

During the period between January 1 and September 30, 2000, 970,000 warrants were exercised at $1.00 per share for 970,000 shares of common stock.

On October 4, 2000, 25,000 shares of common stock with a trading price of $1.75 per share, were issued as collateral for unpaid legal fees. These shares are held in an escrow account.

On January 24, 2001, holders of Preferred Stock exercised their rights to convert to shares of common stock. A total of 97,500 shares of Preferred Stock, Series D, E, & F, were converted into 1,766,177 shares of common stock. Financial statements at December 31, 2000 reflect the conversion as follows:

                                            Preferred       Common
                                            ---------       ------

              Series D                         31,500   =   569,490
              Series E                         31,000   =   560,452
              Series F                         35,000   =   636,235
                                              --------    ---------

              Total shares                     97,500   = 1,766,177
                                              ========    ==========

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE  10          STOCKHOLDERS' EQUITY - continued

Common Stock (continued)
------------------------
On January 20, 2001, the Company declared stock dividends of $1.00 for holders of series B preferred stock totaling 216,250 shares. On January 24, 2001, shareholders of series D, E, & F preferred stock elected to convert their dividends into common stock at the same conversion rate. Financial statements at December 31, 2000 reflect the prorated return of capital based on dividends as follows:

                                                           Dividends
                                                           ---------

              Series B                                      216,250
              Series D                                       42,712
              Series E                                       62,373
              Series F                                       37,967
                                                           ---------
              Total shares                                  359,302
                                                            ========

Warrants
--------
Changes during the year are presented as follows:

                                                                                                   Weighted
                                                                                Common              Average
                                                 Number of Warrants             Stock            Exercise Price
---------------------------------------------------------------------------------------------------------------------------
              Balance at beginning of period            1,250,000              1,250,000         $    0.50
              Granted                                   5,045,994              5,045,994              0.60
              Exercised                                  (970,000)              (970,000)             1.00
              Forfeited                                         0                -                       0
                                                        ---------              ---------

              Balance at end of period                  5,325,994              5,325,994
                                                        ==========             ==========


The following table summarizes information about warrants outstanding at December 31, 2000:

              WARRANTS OUTSTANDING                                WARRANTS EXERCISABLE
      ------------------------------------------------      ------------------------------
                            Weighted          Weighted                         Weighted
Range of      Number         Average           Average           Number         Average
Exercise     Outstanding    Remaining         Exercise        Exercisable at   Exercise
  Price      at 12/31/00    Contracted Life    Price             12/31/00         Price
----------   -----------   -----------------   -----        ---------------    ------------

0.50 - 1.75    5,325,994        2               0.52             970,000         1.00




          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 11           EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with its top three officers, commencing on May 6, 1998 and expiring on March 5, 2001.

       Chairman, Chief Executive Officer           $   60,000 per annum
       President, Chief Operating Officer          $   80,000 per annum
       Vice President Finance                      $   60,000 per annum

NOTE 12  PRIOR  PERIOD ADJUSTMENT

For the year ended December 31, 2000, a change was made to the retained earnings of the Company to correct the amount of consultant expense, payroll expense and interest expense reported during 1999. Shares issued on December 3, 1999 were not recorded at market value, and the 1999 financial statements were restated to reflect this adjustment. Subsequently, consultant expenses increased by $411,340, payroll expenses increased by $403,480, and interest expense increased by $104,800, for a total increase in retained earnings of $919,620.

NOTE 13  LEGAL MATTERS

1999
----
During 1999, the Company was involved in various lawsuits relating to default in payment of short-term loans, as well as other various matters during the normal course of business. The Company accrued litigation expenses of $713,000. As a result of settlement negotiations with certain attorneys, actual litigation expenses were reduced by approximately $250,000 in 2000.

2000
----
The Company is subject to various investigative claims and legal proceedings covering a wide range of matters that arose in the ordinary course of its business activity as follows:

A supplier filed a lien for non-payment of invoices for ingredients and packing materials and its related shipping costs. The case has not been set for jury trail. The outcome is unknown; however, management believes that a settlement can be reached.

A Miami law firm has filed an action seeking attorneys' fees and costs for legal services rendered to the subsidiaries. The outcome is unknown; however, management has made appropriate provisions.

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 13  LEGAL MATTERS - continued

A vender filed an action for non-payment of a shipping invoice. The outcome of the action is unknown, however management has made appropriate provisions.

A consultant company has filed a lien for non-payment. The outcome is unknown, however, management and has made appropriate provisions.

During the third quarter, a contractor, who installed the plant's production line and performed preliminary work for the second line, filed a lien against the Company's building (plant) for $ 451,000. The contractor filed a lawsuit. However, the ultimate outcome is unknown at this time. In the opinion of management, the outcome will have no adverse effect on the financial statements.

NOTE 14           GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2000 and 1999, the Company showed operating losses of $2,854,040 and $3,101,964, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $3,722,715 and $3,373,797 for the years ended December 31, 2000 and 1999.

The Company is in default for payments on equipment purchase contracts in the amount of $1,434,896 in 2000. Short-term loans in default in 2000 and 1999 amounted to $600,000, and $2,026,500, respectively. The accrued interest on the short-term loans amounted to $27,786 for 2000 and $436,964 for 1999. Currently, the Company is involved in a lawsuit relating to these matters. The outcome is still pending.

The Company's negative working capital, recurring losses from operations, and defaults under the Company's contract agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability.

NOTE  15 SUBSEQUENT EVENTS

On March 26, 2001, by resolution of the board of directors, the Company reduced the exercise price of warrants from $1.00, $3.00 and $5.00 to $0.50 each.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

         Each director holds office until our next annual meeting of shareholders and until his successor has been elected and qualified. We plan to hold our 2001 annual meeting on June 16, 2001. Our Series B Preferred shareholders are permitted to designate two members of our board of directors, two of our noteholders are permitted to collectively designate one member of the board of directors and an investor relations firm with which we have an agreement is entitled to designate one member, all of whom are indicated below.

         Our officers are elected by the board of directors and serve at the discretion of the board. We currently have a vacancy in the offices of chief executive officer and president. There is no immediate family relationship between or among any of the directors, executive officers or any other person affiliated with us. The following table sets forth the names, ages and current positions held by our directors and executive officers.


Name                                Age              Position(s)
----                                ---              -----------

Marsha Flaige                       50               Vice President of Finance

Jay D. Marsh                        57               Treasurer and Director

Donald Rett                         63               Chairman of the Board of Directors - Designee of
                                                     Investor Relations Firm

Stephen C. Irick, Jr.               34               Director - Noteholders' Designee

John Koelle                         44               Director - Series B Preferred Shareholders'
                                                     Designee

Cydelle Mendius                     42               Director

Jonathon O. Moore                   50               Director

Carlos Ripley                       44               Director - Series B Preferred Shareholders' Designee


Luciano Salvietti                  ___               Director

         Marsha Flaige has served as our vice president of finance and secretary since March 6, 1998. From April 1995 until joining Universal Beverages Holdings Corporation, Ms. Flaige was owner of Executive Support Services, an independent business consulting company.

         Jay Marsh has served as our director and treasurer since March 6, 1998. From January 2000 through March 31, 2001, Mr. Marsh was a full-time employee. Beginning in 1997, Mr. Marsh provided consulting services for us and our subsidiary (prior to March 6, 1998). Mr. Marsh provided limited services in 1997 and 1998, and he became a part-time employee for us beginning in June 1999. From prior to November 1995 through 1999, Mr. Marsh worked as an independent consultant for Morris, Anderson & Associates, a Chicago based firm specializing in turnarounds, and for Treasury Strategies, a Chicago based firm that provides consulting services to the treasury departments of large corporations.

         Donald Rett has served as a director since October 2000. He was elected chairman of the board on January 20, 2001. Mr. Rett has been a Tallahassee, Florida lawyer in private practice concentrating in the area of securities regulation since 1978. From May 1975 to November 1977, Mr. Rett served as Director of the Florida Division of Securities and Investor Protection. He was an enforcement attorney with the Miami, Florida office of the Securities and Exchange Commission from May 1973 to April 1975. Mr. Rett also served on the board of directors of American Birthright Trust from January 1981 through June 1995.

         Stephen C. Irick, Jr. was appointed as a director effective February 10, 2001 as the designee of holders of a note for which we are currently in default. Mr. Irick has been an attorney practicing commercial litigation and corporate law at Hayden and Milliken, P.A. in Miami for the past five years. Prior to this, Mr. Irick worked as a business consultant.

         John W. Koelle was appointed to serve as our director on January 20, 2001 as a designee of our Series B preferred shareholders. Mr. Koelle has been the president of Piano Technician, Inc. since 1976, a company focused on the repair and rebuilding of Steinway pianos.

         Cydelle Mendius has been a director since May 5, 1998. During this time, Ms. Mendius also served as our president until her resignation on January 20, 2001. As president, her primary duties consisted of sales and marketing, especially the promotion of our Syfo(R)brand. Since her resignation, she has acted as a part-time consultant assisting us in sales and marketing. Since 1996, Ms. Mendius served as the president of Syfo Beverage Company of Florida. From March 1993 through March 1996, Ms. Mendius worked as a consultant in the field of agribusiness, as well as a variety of different industries. Ms. Mendius was formerly married to Jonathon O. Moore.

         Jonathon O. Moore has been a director since March 6, 1998. During this time, Mr. Moore also served as our chief executive officer until January 20, 2001, when he was removed by the board of directors. From prior to November 1995 until March 1998, Mr. Moore was a private investor primarily in the insurance business. Mr. Moore was formerly married to Cydelle Mendius.

         Carlos Ripley was appointed to serve as our director on January 20, 2001 as a designee of our Series B preferred shareholders. Mr. Ripley was the president and owner of Booth Lumber Co., Inc. from 1995 until he sold the company in June 2000. In this capacity, he operated a remanufacturing facility with 14 employees.

         Luciano Salvietti was appointed to serve as a director effective April 11, 2001 in connection with our entry into phase one of an agreement with a South American beverage group. If our board of directors is unsatisfied with the participation of Mr. Salvietti after 30 days,he will automatically cease to be a director. Mr. Salvietti has worked in the bottling business with his family for over 20 years. He is currently responsible for bottling operations for family businesses which have in excess of $50 million in annual sales.

Key Employee

         Jerry Gaines has served as our plant manager since August 1999. He actively manages our manufacturing facility. During the five-year period before he took his current position, Mr. Gaines was a product manager at American Containers Incorporated, where he gained experience in general manufacturing, production and quality programs. Mr. Gaines is a member of the International Beverage and Water Association and the South East Water Association.

Committees of the Board of Directors

         On March 16, 2001, the board of directors established an executive committee. The executive committee has four members and is authorized to take action equivalent to that of the board of directors except where otherwise provided under the Florida Business Corporation Act. Messers. Rett, Koelle, Ripley and Marsh are members of this committee.

Compensation of Our Directors

         Our directors do not receive any compensation for their services as directors.

Limitation of Our Directors' Liability

         Our articles of incorporation and bylaws provide for indemnification for any action incurred by reason of the fact that an individual was serving as a director or officer, including any reasonable fees incurred in defending the action. However, no indemnification shall be made in matters to which the person is adjudged liable for negligence or misconduct in the performance of his/her duty to us or matters involving direct suits between Universal Beverages Holdings Corporation and the individual.

Management Compensation

       Set forth below is information with respect to compensation paid by us for 2000, 1999, and 1998, to our former chief executive officer, Jonathon O. Moore. None of our executive officers had compensation exceeding $100,000 in 2000.

                           Summary Compensation Table
                               Annual Compensation

(a)                                        (b )          (c)              (e)                         (i)

                                                                      Other Annual              Restricted Stock
Name and Principal Position                Year       Salary ($)      Compensation                  Awards ($)
---------------------------                ----       ----------      ------------               ---------------
Jonathon O. Moore,
Chief executive officer                    2000        $40,000(1)      $45,196(2)                $ 5,625(3)
                                           1999        $40,660(1)      $30,168(2)                $28,125(3)
                                           1998        $33,631         $23,400(2)                $     0


(1) Mr. Moore's employment agreement, which recently expired, entitled him to only $60,000 in salary.

(2) Consists of $1,800 per month in rent for Mr. Moore's residence and $714 per month in lease payments for his automobile, which was used for the business of the Company on a part-time basis, as well as other miscellaneous compensation.

(3) Represents common stock awarded to Mr. Moore for his service as our chief executive officer during fiscal year 1999 and 2000. Mr. Moore received 150,000 shares of our common stock on November 23, 1999 and 30,000 shares on January 21, 2000. The fair market value of our stock on each respective date of grant was $.1875 per share.

Employment Agreements

         On March 6, 1998, we entered into employment agreements with Jonathon
O. Moore, Cydelle Mendius and Marsha Flaige which expired on March 5, 2001. Marsha Flaige is employed as our vice president of finance, and her annual salary is $60,000. We had an oral agreement effective October 15, 2000, under which Jay Marsh is to receive $96,000 per year. Because we were unable to meet this salary, we were forced to let Mr. Marsh go. Previously, he received $36,000 per year for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table provides information as of March 31, 2001 concerning the beneficial ownership of our common stock by each director, each person known by us to be the beneficial owner of at least 5% of our common stock, and all executive officers and directors as a group.

                                    Number of Shares of
Name and Address                        Common Stock        % of Common Stock
of Beneficial Owner                Beneficially Owned (1)   Beneficially Owned
-------------------                ----------------------   ------------------


Jonathon O. Moore (2)                     717,996                  7.1%
16 Lake Julie South
Ponte Vedra, FL 32082

Earl T. Smith                             559,000                  5.7%
3012 S. Hayden
Amarillo, TX 79105

Cydelle Mendius                           479,500                  4.8%
533 Quail Lane
Ponte Vedra Beach, FL 32082

Jay D. Marsh                              527,996                  5.3%
5509 Acacia Court
Crystal Lake, IL 60012

Marsha Flaige                             200,000                  2.0%
3301 W. Main Street
Leesburg, FL 34748

Carlos Ripley (3)                         241,600                  2.4%
3915 Village Well
Humble, TX  77396

John W. Koelle (4)                        123,950                  1.3%
925 Elsie
Gurnee, IL  60031

Donald Rett                                75,000                   *
2680 Bantrey Bay Drive
Tallahassee, FL 32308

Stephen C. Irick                             0                      *
5915 Ponce De Leon Blvd., Suite 63
Miami, FL 33146

Luciano Salvietti                            0                      *
3301 W. Main Street
Leesburg, FL 34748

All executive officers                   2,925,042                29.6%
And directors as a group (eight
persons)(2)(3)(4)

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our common stock. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the specified date, whether upon the exercise of options or otherwise.

(2) Includes 260,000 shares of common stock owned by third parties who have given Mr. Moore a revocable proxy to vote their shares.

(3) Includes 50,000 shares of common stock issuable upon conversion of Series B preferred stock and 80,000 shares of stock issuable upon exercise of warrants.

(4) Includes 18,750 shares of common stock issuable upon conversion of Series B preferred stock and 84,000 shares of common stock issuable upon the exercise of warrants.

*        Less than 1%


Section 16(a) Beneficial Ownership Reporting Compliance

         According to confirmations and legal opinions received by us, Jonathon Moore made seven sales of our securities from January 29, 2001 through March 13, 2001 and Cydelle Mendius made three sales of our securities between March 14 and March 16, 2001 in reliance on Rule 144. No Form 4s were filed on behalf of either party.

Item 12. Certain Relationships and Related Transactions.

     On November 23, 1999, we authorized the issuance of the following shares of common stock to the following officers and directors at $.525 as estimated market value:

         Name                              Number of Shares
         ----                              ----------------

         Jonathon O. Moore                  350,000 shares
         Cydelle Mendius                    275,000 shares
         Jay D. Marsh                       275,000 shares
         Marsha M. Flaige                   125,000 shares
         Earl T. Smith                      100,000 shares

         These shares were issued as payment for services rendered. Additionally, each person but Mr. Smith cancelled options to buy our common stock, which were exercisable for nominal consideration.

         On January 21, 2000, we authorized the issuance of shares of common stock valued at the closing price of $.1875 on January 20, 2000 to the following officers and directors:

         Name                              Number of Shares
         ----                              ----------------

         Jonathon O. Moore                  30,000 shares
         Jay D. Marsh                      100,000 shares
         Cydelle Mendius                    50,000 shares
         Marsha M. Flaige                   50,000 shares
         Donald A. Rett                     75,000 shares

         These shares were issued in consideration of services rendered. The shares issued to Mr. Rett were related to services rendered by a third party.

         On June 20, 2000, First National Bank of Blue Island loaned us $500,000 which it increased to $600,000 in September 2000. This note was due on January 3, 2001 and is in default. Our treasurer and director, Mr. Jay Marsh personally guaranteed this loan and a company which he owns received documentation fee paid from the proceeds of the loan extension.

     On October 4, 2000, we borrowed $150,000 from Mr. Clifford Alan Moore, brother of Mr. Jonathon O. Moore, our then chief executive officer, and issued him a $150,000 secured note. The note provides for interest at 10.25% per annum. The principal was due on January 4, 2001. In connection with this loan, we granted the lender a second lien on our cash, accounts receivable and equipment. As further consideration for the loan, we granted Mr. Clifford Alan Moore warrants to purchase 100,000 shares of our common stock at an exercise price of $1.75 per share expiring on October 4, 2004. We also agreed to pay him a fee of $35,000, payable in four equal installments beginning in October 2000. Mr. Moore has demanded full payment of the fee.

         Upon his appointment to our board of directors, Mr. John Koelle loaned us $25,000 for working capital. This loan was made on an interest free basis and is payable upon demand.


Item 13. Exhibits and Reports on Form 8-K

Exhibit
Number        Description
------        -----------
2.1      Stock Purchase Agreement between Universal Beverages Holdings
         Corporation and Universal Beverages, Inc. (incorporated by reference to
         Exhibit 2.1 in the Form 10-SB filed by Universal Beverages Holdings
         Corporation on April 14, 2000)

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.4 in the Form 10-SB filed by Universal Beverages
         Holdings Corporation on April 14, 2000)

3.2 Articles of Amendment (incorporated by reference to Exhibit 3.5 in the Form 10-SB filed by Universal Beverages Holdings Corporation on April
         14, 2000)

3.3 Articles of Amendment (incorporated by reference to Exhibit 3.6 in the Form 10-SB filed by Universal Beverages Holdings Corporation on April
         14, 2000)

3.4 Bylaws(incorporated by reference to Exhibit 3.7 in the Form 10-SB filed by Universal Beverages Holdings Corporation on April 14, 2000).

3.5      Amended Bylaws

4.1      Form of Share Certificate

4.2      Form of $.50 Warrant

4.3      Form of Altamonte Capital Warrants




4.4      Capital International, SBIC Warrants(1)

4.5      Clifford Alan Moore Warrants(1)

10.1     Deposit Receipt and Purchase and Sale Agreement, by and between BNS of
         Central Florida, Ltd. and Universal Beverages Holdings Corporation.
         (incorporated by reference to Exhibit 10.5 in the Form 10-SB filed by Universal Beverages Holdings Corporation on April 14, 2000)

10.2     Addendum to Purchase and Sale Agreement by and between BNS of Central
         Florida, Ltd. and Universal Beverages Holdings Corporation(1)

10.3     Secured Promissory Note between Clifford Alan Moore and Universal
         Beverages Holdings Corporation(1)

10.4     Form of Exchange Agreement between Universal Beverages Holdings
         Corporation and Bridge Bank, Ltd. dated March 31, 2000

10.5     Form of Exchange Agreement between Universal Beverages Holdings and
         Capital International SBIC, L.P. dated March 31, 2000

10.6     Agreement to Restructure among Universal Beverages Holdings
         Corporation, Roberto and Barbara Rial and Lasse and Eva Moe dated March
         31, 2000

10.7     Exchange Agreement between Universal Beverages Holdings Corporation and
         McLean Ventures Corporation dated March 31, 2000

10.8     Exchange Agreement between Universal Beverages Holdings Corporation and
         Altamonte Capital, LLC dated March 31, 2000

10.9     $50,000 Promissory Note to Roberto and Barbara Rial and Lasse and Eva
         Moe dated March 31, 2000

10.10    $500,000 and $100,000 Promissory Note to First National Bank of Blue
         Island

10.11    $100,000 and $250,000 Promissory Note to Telcoa International
         Corporation dated January 11, 2000

10.12    $150,000 Promissory Note to Clifford Alan Moore dated October 4, 2000(1)

21       Subsidiaries(1)

(1) Contained in the Form SB-2 of the Company filed on February 15, 2001

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Universal Beverages Holdings Corporation

                                 By /s/ Marsha Flaige
                                    -------------------------------------------
                                     Marsha Flaige, Vice President of Finance


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                               Title                                          Date
----------                               -----                                          ----

/s/ Marsha Flaige                        Principal Financial Officer                    April 16, 2001
------------------------
Marsha Flaige

/s/ Jay Marsh                            Principal Accounting Officer and Director      April 17, 2001
------------------------
Jay Marsh

/s/ Donald Rett                          Chairman of the Board of Directors             April 17, 2001
------------------------
Donald Rett

/s/ Stephen C. Irick                     Director                                       April 17, 2001
------------------------
Stephen C. Irick

/s/ John Koelle                          Director                                      April 16, 2001
------------------------
John Koelle

                                         Director
------------------------
Cydelle Mendius

                                         Director
------------------------
Jonathon O. Moore

/s/ Carlos Ripley                        Director                                       April 16, 2001
------------------------
Carlos Ripley


------------------------                 Director
Luciano Salvietti
