Form 10QSB
period 2001-03-31
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2001-06-28
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission file number: 0-13118

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Florida                                      65-0805935
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)

                               3301 W. Main Street
                               Leesburg, FL 34748
                    (Address of principal executive offices)

                                 (904) 296-3496
                           (Issuers telephone number)


The number of issued and outstanding shares of the issuer's common stock, $0.001 par value, as of May 31, 2001 was 10,017,683.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                         PART I - FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----

Item 1.  Financial Statements:

         Balance Sheets as of March 31, 2001(Unaudited) and
         December 31, 2000 (Audited).......................................   3

         Statements of Operations for the Three Months
         Ended March 31, 2001 and  2000 (Unaudited)........................   5

         Statement of Changes in Stockholder's Equity for the Three
         Months Ended March 31, 2001 (Unaudited)...........................   7

         Statements of Cash Flows for the Three Months Ended March 31,
         2001 and 2000 (Unaudited).........................................   9

         Notes to Financial Statements.....................................  10


Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations.........................................


                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................

Item 2. Changes in Securities..............................................

Item 3. Defaults Upon Senior Securities....................................

Item 4. Submission of Matters to a Vote of Security Holders................

Item 5. Other Information..................................................

Item 6. Exhibits and Reports on Form 8-K...................................

Signatures.................................................................

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001



                                         Assets


Current assets
   Accounts receivable, net                                           $  565,492
   Inventory                                                             415,805
   Prepaid expenses                                                       25,587
                                                                      ----------
Total current assets                                                   1,006,884

Property, plant and equipment, net                                     5,842,448

Intangible asset, net                                                    645,040


Other assets
Assets held for disposition                                              173,761
Other receivables                                                        185,000
Other assets                                                              98,547
                                                                      ----------
                                                                         457,308
                                                                      ----------

                                                                      $7,951,680
                                                                      ==========


                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001



                      Liabilities and Stockholders' Equity



Current liabilities
Bank overdraft                                                     $    135,025
Accounts payable                                                      3,201,465
Accrued expense                                                         241,114
Accrued interest                                                         65,120
Deferred compensation                                                    26,500
Current portion of notes payable                                      1,151,482
                                                                   ------------
Total current liabilities                                             4,820,706

Capitalized lease obligations                                           180,798
Long term note payable                                                   19,542
                                                                   ------------
                                                                        200,340

Stockholders' equity
   Preferred stock, $0.01 par value, 20 million shares
     authorized, 589,600 shares issued and outstanding,
     redeemable at company's option
     (liquidation preference $ 6,761,000 )                                5,896
   Common stock, $0.001 par value, 30 million shares
     authorized, 10,017,683 shares issued and outstanding                10,018
   Additional paid in capital                                        15,164,210
   Accumulated deficit                                              (12,249,490)
                                                                   ------------
                                                                      2,930,634
                                                                   ------------

                                                                   $  7,951,680
                                                                   ============


                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three months ended March 31,
                                                       2001             2000
                                                   -----------      -----------
Revenue

   Sales, net of discounts and returns             $ 2,537,448      $   513,759
   Cost of goods sold                                2,076,768          445,459
                                                   -----------      -----------

Gross profit                                           460,680           68,300
                                                   -----------      -----------

Expenses
   General and administrative                          285,266          171,691
   Sales expenses                                      368,863           72,070
   Marketing expenses                                   21,462               --
   Consulting and professional fees                    171,820          357,093
   Rent                                                 11,869           76,069
   Bad debt                                             10,000               --
   Depreciation and amortization                       144,394           45,094
                                                   -----------      -----------
                                                     1,013,674          722,017
                                                   -----------      -----------
Loss from operations                                  (552,994)        (653,717)

Other income/(expenses)
Interest expense                                       (55,695)        (139,532)
Other income                                               368          135,152
Interest income                                             35               --
Other expenses                                         (46,599)              --
Litigation expenses                                         --          (10,680)
                                                   -----------      -----------
                                                      (101,891)         (15,060)
                                                   -----------      -----------

Loss from continuing operations                    $  (654,885)     $  (668,777)


                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three months ended March 31,
                                                       2001            2000
                                                   -----------      -----------


Loss from continuing operations                    $  (654,885)     $  (668,777)

Discontinued operations
Loss from discontinued operations, net                 (26,165)              --
Loss on disposition, net                               (18,074)              --
                                                   -----------      -----------
                                                       (44,239)              --
                                                   -----------      -----------

Extraordinary items
   Forgiveness of debt                                      --           43,204
   Loss on debt restructure                                 --       (4,453,114)
                                                   -----------      -----------
                                                            --       (4,409,910)
                                                   -----------      -----------

Net loss                                           $  (699,124)     $(5,078,687)
                                                   ===========      ===========

Earnings (loss) per common share
Loss before extraordinary items                    $     (0.07)     $     (0.11)
Discontinued operations                                  (0.00)              --
Extraordinary items                                         --            (0.74)
                                                   -----------      -----------
                                                   $     (0.07)     $     (0.85)
                                                   -----------      -----------



                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001



                                                               Common Stock                 Preferred Stock
                                                            Shares       Amount           Shares        Amount
                                                          ---------   ------------        -------    ------------
Balance January 1, 2000                                   4,363,454   $      4,363          8,500    $         85

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated January 21, 2000                                 1,621,000          1,621             --              --

Issuance of shares of common stock to a
   consultant, based on Board of Directors
   assessment and part of a loan agreement
   January 21, 2000                                         100,000            100             --              --

Conversion of preferred stock to common stock on
   January 31, 2000                                          46,750             47         (8,500)            (85)

Issuance of common stock in connection with the
   Debt restructure on March 31, 2000                       712,000            712        254,600           2,546

Issuance of preferred stock - Series B in connection
   with private placement through September 30, 2000             --             --        432,500           4,325

Issuance of common stock in connection with warrants
   exercised at $ 1.00 per share                            970,000            970             --              --
                                                          ---------   ------------        -------    ------------

                         sub-total                        7,813,204   $      7,813        687,100    $      6,871

[RESTUBBED]
                                                        Additional
                                                          Paid in      Accumulated
                                                          Capital        Deficit          TOTAL
                                                        ------------   ------------    ------------
Balance January 1, 2000                                $  1,972,177   $ (4,286,416)   $ (2,309,791)

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated January 21, 2000                                   302,317             --         303,938

Issuance of shares of common stock to a
   consultant, based on Board of Directors
   assessment and part of a loan agreement
   January 21, 2000                                          18,650             --          18,750

Conversion of preferred stock to common stock on
   January 31, 2000                                              38             --              --

Issuance of common stock in connection with the
   Debt restructure on March 31, 2000                     7,760,705             --       7,763,963

Issuance of preferred stock - Series B in connection
   with private placement through September 30, 2000      4,075,175             --       4,079,500

Issuance of common stock in connection with warrants
   exercised at $ 1.00 per share                            969,030             --         970,000
                                                       ------------   ------------    ------------

                         sub-total                     $ 15,098,092   $ (4,286,416)   $ 10,826,360



                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001



                                                             Common Stock                 Preferred Stock
                                                          Shares        Amount         Shares           Amount
                                                       ------------   ------------   ------------    ------------
                         sub-total                        7,813,204   $      7,813        687,100    $      6,871

Issuance of shares of common stock to be deposited
   in escrow account as collateral for unpaid legal
   fees                                                      25,000             25             --              --

Issuance of common stock in connection with
   convertible preferred stock                            1,766,177          1,767        (97,500)           (975)

Prorated return of capital to preferred stockholders
   based on dividends                                       359,302            359             --              --

Net Loss 2000                                                    --             --             --              --

                                                       ------------   ------------   ------------    ------------
Balance December 31, 2000                                 9,963,683          9,964        589,600           5,896


Issuance of shares of common stock for consulting
   services rendered during the three months ended
   March 31, 2001                                            54,000             54             --              --

Net loss, March 31, 2001                                         --             --             --              --
                                                       ------------   ------------   ------------    ------------

                                                         10,017,683   $     10,018        589,600    $      5,896
                                                       ============   ============   ============    ============
[RESTUBBED]


                                                         Additional
                                                           Paid in       Accumulated
                                                           Capital         Deficit          TOTAL
                                                         ------------    ------------    ------------
                         sub-total                     $ 15,098,092    $ (4,286,416)   $ 10,826,360

Issuance of shares of common stock to be deposited
   in escrow account as collateral for unpaid legal
   fees                                                      43,725              --          43,750

Issuance of common stock in connection with
   convertible preferred stock                                 (792)             --              --

Prorated return of capital to preferred stockholders
   based on dividends                                          (359)             --              --

Net Loss 2000                                                    --      (7,263,950)     (7,263,950)

                                                       ------------    ------------    ------------
Balance December 31, 2000                                15,140,666     (11,550,366)      3,606,160


Issuance of shares of common stock for consulting
   services rendered during the three months ended
   March 31, 2001                                            23,544              --          23,598

Net loss, March 31, 2001                                         --        (699,124)       (699,124)
                                                       ------------    ------------    ------------

                                                       $ 15,164,210    $(12,249,490)   $  2,930,634
                                                       ============    ============    ============


                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three months ended March 31,
                                                                            2001          2000
                                                                        -----------    -----------
Cash flows from operating activities:
  Net loss                                                              $  (699,124)   $(5,078,687)
                                                                        -----------    -----------

  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                         144,394         45,094
Compensation in exchange for stock, options
and warrants                                                                 23,598             --
      Bad Debt                                                               10,000             --
      Loss on debt restructure                                                   --      4,453,114
Loss on disposition                                                          18,074             --
      (Increase) decrease in accounts receivable                           (196,503)        18,140
      (Increase) decrease in inventory                                      (24,573)         7,952
      (Increase) decrease in prepaid expenses                                15,787         13,404
      (Increase) decrease in other assets                                   403,263          1,000
      Increase (decrease) in accounts payable and accrued expenses          230,468        247,894
                                                                        -----------    -----------
      Total adjustments                                                     624,508      4,786,598
                                                                        -----------    -----------
  Net cash used by operating activities                                     (74,616)      (292,089)
                                                                        -----------    -----------

Cash flows from investing activities:
Cash payments for the purchase of property                                  (10,878)       (11,109)
                                                                        -----------    -----------
Net cash used by investing activities                                       (10,878)       (11,109)
                                                                        -----------    -----------

Cash flows from financing activities:
Proceeds from loans                                                          35,000        100,000
Principal payments on notes payable                                          (3,298)      (250,000)
Principal payment on capital leases                                          (5,431)            --
Forgiveness of debt                                                              --        (43,204)
Proceeds from issuance of common and preferred stock                             --      2,490,688
                                                                        -----------    -----------
Net cash provided by financing activities                                    26,271      2,297,484
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                        (59,223)     1,994,286

Cash and cash equivalents, beginning of period                              (75,802)       (37,885)
                                                                        -----------    -----------

Cash and cash equivalents, end of period                                $  (135,025)   $ 1,956,401
                                                                        ===========    ===========


                       See notes to financial statements.

                 UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three months ended March 31,
                                                       2001           2000
                                                   -----------    -----------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
--------------------------------

    Interest expense                               $    14,247    $    39,646
                                                   -----------    -----------


Stockholders' equity note:
--------------------------

During the three months ended March 31, 2000, approximately 1,721,000 shares of the Company's common stock were awarded to various service providers in lieu of cash consideration of $ 322,688.



During the three month ended March 31, 2001 the Company issued 54,000 shares of common stock in exchange for consulting services rendered. The value of $0.437 per share was the market price on the date of the grant. Accordingly, consultant expenses of $ 23,598 were charged to operations.




                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 1            UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, including significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements at December 31, 2000 - Form 10KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of operating results to be expected for a full year.




NOTE 2            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 2            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES - continued

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

No reduction for impairment of long-lived assets was necessary at March 31, 2001.

Revenue Recognition
-------------------
Revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 2            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES - continued

Advertising
-----------
Advertising costs are charged to operations when they first take place. Advertising expense totaled $10,245 for the three months ended March 31, 2001.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Risk
---------------------
There were no balances at March 31, 2001 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:


                          Basic weighted average number
                            of shares outstanding                     9,963,683


The 5,325,994 shares of common stock reserved in connection with warrants are not included in the computation of diluted earnings per share because the effect is antidilutive.


NOTE 3            ACCOUNTS RECEIVABLES

Accounts receivable at March 31, 2001 consisted of the following:


                  Accounts receivable                                  $655,670
                  Less allowance for doubtful account                   (90,178)
                                                                       --------

                                                                       $565,492
                                                                       ========

Bad debt expense for the three months ended March 31, 2001 was $10,000.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 4            INVENTORY

At March 31, 2001, inventory consisted of the following:

                  Finished goods                                    $   125,337
                  Raw materials                                         260,002
                  Labels                                                 30,466
                                                                    -----------

                                                                    $   415,805

NOTE 5            PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2001 consisted of the following:

                  Land                                              $   400,000
                  Building                                            1,912,007
                  Plant equipment                                     4,027,734
                  Plant improvements                                    124,483
                  Office machines and equipment                         102,050
                  Lease equipment                                        46,043
                                                                    -----------

                                                                      6,612,317
                  Less accumulated depreciation                        (769,869)
                                                                    -----------

                                                                    $ 5,842,448
                                                                    ===========

Depreciation expense for the three months ended March 31, 2001 was $131,747.

Assets Held For Disposition
---------------------------
Due to limited cash flow, the Company renegotiated with certain suppliers for the return of plant equipment purchased for $173,761, net of disposal costs of $42,145.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 6            INTANGIBLES

Intangible assets are summarized by major classification as follows:

                  Trademark and brand name                           $  758,804
                  Others                                                  2,817
                                                                     ----------
                                                                        761,621
                  Less accumulated depreciation                        (116,581
                                                                     ----------

                                                                     $  645,040
                                                                     ==========


Amortization expense for the three months ended March 31, 2001 totaled $12,647.


NOTE 7            NOTES PAYABLE

The Company has outstanding notes payable at March 31, 2001 as follows:

                  Note payable to FNB Bank with an interest          $   500,000
                  rate of 10.5% per year; secured by
                  building, due 06/05/01. The note is in
                  default as of the date of this audit. The
                  company is working on an additional 60
                  days extension.
                                                                         100,000
                  Note payable to FNB Bank with an interest
                  rate of 10.5% per year; secured by all
                  assets, due 06/05/01. The note is in
                  default as of the date of this audit. The               36,024
                  company is working on an additional 60
                  days extension.

                  Note payable to Rial/Moe with an interest               10,000
                  rate of 8% per annum payable in 36 monthly payments; unsecured, due 3/31/03.

                  Note payable to a shareholder with no
                  interest per year; due on demand.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 7            NOTES PAYABLE - continued

                  Note payable to a shareholder with no
                  interest per year; due on demand.                 $    25,000

                  Note payable to Telcoa with a 15% interest
                  rate per year; due on demand.                         250,000

                  Note payable to Telcoa with a 10% interest
                  rate per year; due on demand.                         100,000

                  Note payable to a shareholder at a 10.25%
                  interest rate per year; due on demand;
                  secured by multipacker equipment of                   150,000
                  Company.                                          -----------

                                                                      1,171,024
                                                                     (1,151,482)
                  Less current portion                              -----------

                                                                    $    19,542
                                                                    ===========

The total interest expense related to these loans was $51,582 at March 31, 2001.

NOTE 8    LEASES

The Company rents administrative office space in Jacksonville, Florida. The lease expires May 31, 2001, and the Company intends to move the administrative office to Leesburg (plant). The Company also rents warehouse space in Jacksonville, Florida. The lease expires May 31, 2002.

Rental expense for the three months ended March 31, 2001 was $11,869.

NOTE 9            INCOME TAXES

The Company has a federal net operating loss carryforward for the three months ended March 31, 2001 of $12,225,892, through various years to 2020.

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2001



NOTE 9            INCOME TAXES - continued


Deferred tax assets and liabilities consist of the following:

                      Current deferred tax asset                    $    54,000

                      Valuation allowance                               (54,000)
                                                                    -----------

                                                                    $         0
                                                                    ===========



                      Non-current tax asset                         $ 4,279,000

                      Valuation allowance                            (4,279,000)
                                                                    ------------


                                                                    $         0
                                                                    ============


The non-current deferred tax asset results from the net operating loss carryforward, which approximates $675,526 at March 31, 2001. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

The Company's income tax expense for the three months ended March 31, 2001 differed from the statutory federal rate of 34% as follows:

                      Statutory rate applied to loss

                          before income taxes                       $   248,000

                      State income taxes, net of

                          federal income tax effect                      48,000

                      Increase in valuation allowance                  (296,000)

                      Other                                                   0
                                                                    ------------

                      Income Tax Expense                            $         0
                                                                    ============


NOTE 10           STOCKHOLDERS' EQUITY

The Articles of Incorporation provide for the authorization of 20,000,000 shares of preferred stock at $0.01, and 30,000,000 shares of common stock at $0.001 par value.

During the three months ended March 31, 2001, the Company issued 54,000 shares of common stock in exchange for consulting services rendered. The value of $0.437 per share was the market price on the date of the grant. Accordingly, consultant expenses of $23,598 were charged to operations.

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2001



NOTE 10           STOCKHOLDERS' EQUITY - continued

Warrants
--------
Changes during the three months ended March 31, 2001 are presented as follows:

                                                                                                   Weighted
                                                                                Common              Average
                                                   Number of Warrants           Stock           Exercise Price
--------------------------------------------------------------------------------------------------------------

              Balance at beginning of period            5,325,994              5,325,994         $    0.52
              Granted                                           0                      0                 0
              Exercised                                         0                      0                 0
              Forfeited                                         0                      0                 0
                                                  ---------------       ----------------

              Balance at end of period                  5,325,994              5,325,994
                                                       ==========             ==========


The following table summarizes information about warrants outstanding at March 31, 2001:

                            WARRANTS OUTSTANDING                            WARRANTS EXERCISABLE
                   -------------------------------------------        ------------------------------------
                              Weighted         Weighted                                          Weighted
Range of        Number         Average          Average                      Number               Average
Exercise      Outstanding     Remaining         Exercise                 Exercisable at           Exercise
  Price        at 03/31/01   Contracted Life      Price                      03/31/01               Price
-----------   ------------------------------------------------        ---------------------------------------------

0.50 - 1.75    5,325,994          1.75           0.52                          0                      0


NOTE 11           LEGAL MATTERS

The Company is subject to various investigative claims and legal proceedings covering a wide range of matters that arose in the ordinary course of its business activity among other matters. With the exception of the judgments listed below, the ultimate outcome in any of these matters is unknown and the associated liabilities cannot be estimated by management.

We currently have unpaid judgments outstanding against us, including a $57,000 judgment in favor of a supplier and a $38,000 judgment in favor of prior counsel.

A supplier filed an action for non-payment of invoices for ingredients and packing materials and its related shipping costs. The case has not been set for trial. A Miami law firm has filed an action seeking attorneys' fees and cost s for legal services rendered to the subsidiaries. A vendor filed an action for non-payment of a shipping invoice. A consultant company has filed a lien for non-payment. During the third quarter, a contractor, who installed the plant's production line and performed preliminary work for the second line, filed a lien against the Company's building (plant) for $451,000. The contractor filed a lawsuit. (See Note 13)

          UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                       AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2001



NOTE 11           LEGAL MATTERS - continued

In the opinion of the Company's management, although the outcome of any legal proceedings cannot be predicted with certainty, management believes that any ultimate liability resulting from those matters, even if less than the liability accrued in the accompanying financial statements, would have a material effect on the results of operations or cash flows of the Company, and the ability of the Company to continue as a going concern. (See Note 13)

NOTE 12           DIVESTITURE

On March 8, 2001, in an effort to reduce losses, the Company transferred the net assets of its Miami store to third parties. The agreement includes assumption of the lease for the Miami premises by the third parties. The Company will provide 50% of the rental payment in Syfo products through May 31, 2003.

A summary of financial data of discontinued operations at March 31, 2001 is as follows:

                      Financial Position
                           Current assets                            $  1,140
                           Accounts receivable                         21,536
                           Inventory                                   20,387
                           Equipment                                    1,722
                           Accounts payable                           (26,711)
                                                                     --------

                                                                     $ 18,074
                                                                     ========

At March 31, 2001, there were no assets related to discontinued operations.

The Miami store has net sales of $35,489 and a net loss of $26,165 through March 31, 2001. No operations of the Miami store were reflected in the financial statements at March 31, 2001.

NOTE 13           GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the three months ended March 31, 2001, the Company showed operating losses of $699,124. The accompanying financial statements indicate that current liabilities exceed current assets by $3,813,822 at March 31, 2001.

The Company is involved in various lawsuits relating to default payments on purchases and loans, among other matters. The outcome is still pending. However, given the Company's accumulated deficit of $11,550,366 at December 31, 2000, losses form operation of $699,124 for the three months ended March 31, 2001, and working capital deficiency of $3,813,822 at March 31, 2001, any liability resulting from pending litigation (or the enforcement of existing judgments), even if less than the liability accrued in the financial statements, would have a material adverse effect on the company's ability to remain operational and to continue as a going concern. (See Note 11)

The Company's negative working capital, recurring losses from operations, pending litigations for defaults under the Company's contract agreements, and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations is based upon the financial statements contained in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. At the end of the section there is a description of those forward-looking statements and the risks and uncertainties.

Results of Operations
---------------------

         Revenues for the three months ended March 31, 2001 substantially increased to $2,537,448 in contrast to $513,759 for the same period of 2000. Approximately 80% of this 2001 revenues was generated from the sale of spring water to Sam's Club, for which shipments began in September 2000. The remaining 20% came from sales of Syfo(R) and other miscellaneous income. These figures demonstrate our significant dependence on Sam's Club. In addition, we have recently learned that we lost a substantial portion of our Sam's Club business due to our inability to make timely shipments.

         Our cost of goods sold increased proportionately from $445,459 in the first quarter of 2000 to $2,076,768 in the first quarter of 2001 resulting in a percentage decrease in our cost of goods sold from approximately 87% for the three months ended March 31, 2000 in contrast to approximately 82% for the same period in 2001. Management believes this decrease in cost of goods sold as a percentage of revenues is a result of the reduction in overhead expenses taken in an effort to reduce our outstanding financial obligations. Because of our poor financial condition, our cost of goods is substantially higher than it would otherwise be. We are required to pay higher prices for supplies and have operational inefficiencies that a better capitalized company might eliminate. Our gross profit for the quarter ended March 31, 2001 was $460,680 or 18% of sales in contrast to $68,300 or 13% of sales for the same quarter in 2000.

         Our general and administrative expenses increased for the three months ended March 31, 2001 by approximately 66% over the same period in 2000. This substantial increase is primarily attributable to our increased public company costs which arose after March 31, 2000. Our sales expense increase of approximately $296,793 for the three month period ending March 31, 2001 over the same period in 2000 is primarily due to freight costs incurred in shipments to Sam's Club. Also, marketing expenses increased by $21,462, as we did not expend any funds on marketing in the first quarter of 2000. The marketing increase stems from expenses related to our marketing program for the Syfo(R) brand initiated in the summer of 2000. In the three-month period ending March 31, 2001, our consulting and professional fees decreased from $357,093 for the same period in 2000 to $171,820 in 2001. This decrease is due to the expenses in early 2000 for legal services related to our debt restructuring, preferred stock offering, and registration with the Securities and Exchange Commission, as well as the associated accounting and other expenses.

         Due to our debt restructuring in March 2000, our interest expense decreased to $55,695 for the three months ended March 31, 2001 from $139,532 during the same period in 2000. There were no other significant changes to income or expense items.

         As a result of our increased expenses, we sustained a loss of $654,885 for the quarter ended March 31, 2001 and a loss of $668,777 for the same period in 2000, in spite of the significant increase in sales during the recent period.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2001, our current liabilities, including the current portion of long-term debt, exceeded our current assets by $3,813,822. We have a substantial amount of debt which is past due. We have been unsuccessful in obtaining financing or restructuring or extending our indebtedness. As such, we are insolvent, and will likely lose all of our assets in foreclosures on the existing liens encumbering all of our assets. Although we have attempted to consolidate operations in order to regain enough viability to obtain financing arrangements, the division among our board of directors has prevented any timely or consistent decision-making in the interest of curing our insolvency.

         As a result, we are in default on over $1.1 million in notes, most of which are secured by our assets. Further, we have been unable to make payments to our suppliers, which made us unable to meet the demand of our primary customer, Sam's Club, resulting in the loss of a substantial amount of business from this client. We are also in default on our payments of dividends to our Series C preferred shareholder, which has declared a default pursuant to our Articles of Incorporation, which entitles it to 10 votes per share of preferred stock in the election of directors.

Forward-Looking Statements
--------------------------

         The above discussion contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 relating to our inability to solve our working capital needs and liquidity, and the anticipated foreclosure on our assets pursuant to liens. In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Some or all of these forward-looking statements may not occur. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include the following: our ability to reach an accommodation with our creditors, our ability to obtain financing, and the possibility of unification of our board of directors, as well as the risks and uncertainties set forth in our Annual Report on Form 10-KSB as filed on April 17, 2001 and in the Registration Statement filed on Form SB-2 on February 15, 2001.

         These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

         On May 11, 2001, we were served with a subpoena from the Securities and Exchange Commission requesting production of extensive detailed information with respect to corporate documents, private placement memoranda, offering documents, and investor information of Universal Beverages Holdings Corporation or its affiliates, as well as all written or otherwise documented correspondence between us and Capital International Securities Group, Inc. and/or Bridge Bank, Ltd.

         It is the opinion of our counsel that such production of documents may yield discovery of violations of law on the part of Universal Beverages Holdings Corporation and/or its affiliates.

         On May 28, 2001, Mr. David Hopkins was elected president.

         In April 2001, we entered into a letter of intent with Glacier Clear, L.P. for their acquisition of certain assets of ours. Although a definitive agreement was not agreed upon, our Board of Directors adopted a resolution on June 22, 2001 to enter into an agreement on the terms presented in the letter of intent, subject to shareholder approval. We are unsure as to whether the original offer by Glacier remains viable.

         On June 25, 2001, we received an additional asset purchase offer from Signature Beverages, Inc., a Florida corporation. Our counsel forwarded this offer to us for review.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

B.       Reports on Form 8-K

         On January 22, 2001 and March 5, 2001, we filed Form 8-Ks to comply with Regulation FD.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 28, 2001                 UNIVERSAL BEVERAGES HOLDINGS CORPORATION




                                    By: /s/ Marsha Flaige
                                        --------------------------------------
                                        Marsha Flaige, Vice President of Finance