Form 10QSB
period 2001-06-30
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2001-08-31
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2001


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

                                 (352) 315-1010
                           (Issuers telephone number)


               The number of issued and outstanding shares of the
                 issuer's common stock, $0.001 par value, as of
                          August 30, 2001 was 10,076,726

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                         PART I - FINANCIAL INFORMATION

                                                                          PAGE

Item 1.  Financial Statements:

         Balance Sheets as of June 30, 2001(Unaudited) and
         December 31, 2000 (Audited)........................................   1

         Statements of Operations for the Six Months
         Ended June 30, 2001 and 2000 (Unaudited)...........................   3

         Statement of Changes in Stockholder's Equity for the Six Months
         Ended June 30, 2001 (Unaudited)....................................   5

         Statements of Cash Flows for the Six Months Ended June 30,
         2001 and 2000 (Unaudited)..........................................   7

         Notes to Financial Statements......................................   9


Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  20


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  21

Item 2.  Changes in Securities..............................................  21

Item 3.  Defaults Upon Senior Securities....................................  21

Item 4.  Submission of Matters to a Vote of Security Holders................  21

Item 5.  Other Information..................................................  21

Item 6.  Exhibits and Reports on Form 8-K...................................  21

Signatures..................................................................  22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                               AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                               JUNE 30, 2001



                                   Assets


Current assets
   Accounts receivable, net                                    $    218,180
   Inventory                                                        255,898
   Prepaid expenses                                                  39,260
                                                               ------------
Total current assets                                           $    513,338

Property, plant and equipment, net                                5,873,948

Intangible assets, net                                              632,393


Other assets
Assets held for disposition                                          85,847
Other receivables                                                     5,000
Other assets                                                         96,174
                                                               ------------
                                                                    187,021
                                                               ------------

                                                               $  7,206,700
                                                               ============

                  UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                               AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                               JUNE 30, 2001



                    Liabilities and Stockholders' Equity


Current liabilities
Bank overdraft                                                 $      8,265
Accounts payable                                                  3,129,438
Accrued expense                                                     269,851
Accrued interest                                                     64,418
Deferred compensation                                                26,500
Current portion of notes payable                                  1,169,697
                                                               ------------
Total current liabilities                                      $  4,668,169

Capitalized lease obligations                                       170,785

Stockholders' equity
   Preferred stock, $0.01 par value, 20 million shares
     authorized, 589,600 shares issued and outstanding,
     redeemable at company's option
     (liquidation preference $ 6,761,000)                             5,896
   Common stock, $0.001 par value, 30 million shares
     authorized, 10,028,183 shares issued and outstanding            10,029
   Additional paid in capital                                    15,193,077
   Accumulated deficit                                          (12,841,256)
                                                               ------------
                                                                  2,367,746
                                                               ------------

                                                               $  7,206,700
                                                               ============

             UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                          AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the period ended June 30,
                                                                         Three months ended                  Six months ended
                                                                        2001              2000            2001              2000
                                                                    -----------------------------    -------------------------------
Revenue
   Sales, net of discounts and returns                              $ 1,420,276      $   663,303        3,957,725      $ 1,177,062
   Cost of goods sold                                                 1,264,211          524,611        3,340,979          970,070
                                                                    -----------      -----------      -----------      -----------
Gross profit                                                            156,066          138,692          616,746          206,992
                                                                    -----------      -----------      -----------      -----------

Expenses
   General and administrative                                           178,122          100,020          463,388          271,711
   Sales expenses                                                       169,024          111,023          537,887          183,093
   Marketing expenses                                                    20,548          111,038           42,010          111,038
   Consulting and professional fees                                     112,585           72,070          284,407          429,163
   Rent                                                                  13,565           65,497           25,434          141,566
   Bad debt                                                              15,000           15,178           25,000           15,178
   Depreciation and amortization                                        146,878           60,188          291,271          105,282
                                                                    -----------      -----------      -----------      -----------
                                                                        655,722          535,014        1,669,397        1,257,031
                                                                    -----------      -----------      -----------      -----------
Loss from operations                                                   (499,656)        (396,322)      (1,052,651)      (1,050,039)

Other income/(expenses)
Interest expense                                                        (64,592)         (20,896)        (120,287)        (160,428)
Other income                                                               (111)         308,049              257          443,201
Interest income                                                               5           11,383               40           11,383
Other expenses                                                          (15,290)            --            (61,889)
Litigation expenses                                                        --               --               --            (10,680)
                                                                    -----------      -----------      -----------      -----------
                                                                        (79,988)         298,536         (181,879)         283,476
                                                                    -----------      -----------      -----------      -----------
Loss from continuing operations                                     $  (579,644)     $   (97,786)     $(1,234,530)     $  (766,563)





            UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                          AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     For the period ended June 30,
                                                                          Three months ended                Six months ended
                                                                        2001             2000             2001             2000
                                                                   -----------------------------     ------------------------------



Loss from continuing operations                                     $  (579,644)     $   (97,786)     $(1,234,530)     $  (766,563)

Discontinued operations
Loss from discontinued operations, net                                  (12,121)            --            (38,286)            --
Loss on disposition, net                                                   --               --            (18,074)            --
                                                                    -----------      -----------      -----------      -----------
                                                                        (12,121)            --            (56,360)            --
                                                                    -----------      -----------      -----------      -----------
Extraordinary items
Extraordinary litigation                                                   --            215,669             --            215,669
Forgivness of Debt                                                       43,204
   Loss on debt restructure                                                --               --               --         (4,453,114)
                                                                    -----------      -----------      -----------      -----------
                                                                           --            215,669             --         (4,194,241)
                                                                    -----------      -----------      -----------      -----------

Net loss                                                            $  (591,765)     $   117,883      $(1,290,890)     $(4,960,804)
                                                                    ===========      ===========      ===========      ===========

Earnings (loss) per common share
Loss before extraordinary items                                     $     (0.06)     $     (0.01)           (0.12)     $     (0.12)
Discontinued operations                                                   (0.00)            --              (0.01)            --
Extraordinary items                                                        --               0.03             --               0.07
                                                                    -----------      -----------      -----------      -----------
                                                                    $     (0.06)     $      0.02      $     (0.13)     $     (0.05)
                                                                    -----------      -----------      -----------      -----------


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the six months ended June 30,
                                                                               2001              2000
                                                                               ----              ----

Cash flows from operating activities:
  Net loss                                                                  $(1,290,890)     $(4,960,804)
                                                                            -----------      -----------

  Adjustments to reconcile net loss to net
    cash provided by (ussed in) operating activities:
      Depreciation and amortization                                             291,271          105,282
Compensation in exchange for stock, options
and warrants                                                                     52,475
      Bad Debt                                                                   25,000           15,178
      Loss on debt restructure                                                     --          4,453,114
Gain on Litigations debts                                                                       (215,669)
Loss on disposition                                                              61,889             --
      (Increase) decrease in accounts receivable                                160,809           (4,077)
      (Increase) decrease in inventory                                          135,333         (145,314)
      (Increase) decrease in prepaid expenses                                     2,114         (104,085)
      (Increase) decrease in other assets                                       432,285          (50,721)
      Increase (decrease) in accounts payable and accrued expenses              185,773          (80,989)
                                                                            -----------      -----------
      Total adjustments                                                       1,346,949        3,972,719
                                                                            -----------      -----------
  Net cash provided by (used in) operating activities                            56,060         (988,085)
                                                                            -----------      -----------

Cash flows from investing activities:
Cash payments for the purchase of property                                      (10,878)      (3,101,360)
                                                                            -----------      -----------
Net cash used by investing activities                                           (10,878)      (3,101,360)
                                                                            -----------      -----------

Cash flows from financing activities:
Proceeds from loans                                                              35,000          600,000
Principal payments on notes payable                                              (3,298)        (252,463)
Principal payment on capital leases                                              (9,347)            --
   Forgiveness of debt                                                                            43,204
Proceeds from issuance of common and preferred stock                               --          5,049,500
                                                                            -----------      -----------
Net cash provided by financing activities                                        22,355        5,440,241
                                                                            -----------      -----------

Net increase in cash and cash equivalents                                        67,537        1,350,796

Cash and cash equivalents, beginning of period                                  (75,802)         (37,885)
                                                                            -----------      -----------

Cash and cash equivalents, end of period                                    $    (8,265)     $ 1,312,911
                                                                            ===========      ===========



                 UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the six months ended June 30,
                                                                                 2001             2000
                                                                            -----------      -----------

Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest expense                                                        $    55,869      $    39,646
                                                                            -----------      -----------



Stockholders' equity note:

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


During the six month ended June 30, 2001 the Company issued 10,500 shares of common stock in exchange for legal services rendered totaling $28,878.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 2001



                                                                Common Stock                       Preferred Stock
                                                                   Shares            Amount            Shares            Amount
                                                                   ------            ------            ------            ------

Balance January 1, 2000                                            4,363,454     $      4,363            8,500      $         85

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated January 21, 2000                                          1,621,000            1,621             --                --

Issuance of shares of common stock to a
consultant, based on Board of Directors
assessment and part of a loan agreement
   January 21, 2000                                                  100,000              100             --                --

Conversion of preferred stock to common stock on
   January 31, 2000                                                   46,750               47           (8,500)              (85)

Issuance of common stock in connection with the
   Debt restructure on March 31, 2000                                712,000              712          254,600             2,546

Issuance of preferred stock - Series B in connection
with private placement through September 30, 2000                       --               --            432,500             4,325

Issuance of common stock in connection with warrants
   exercised at $ 1.00 per share                                     970,000              970             --                --
                                                                ------------     ------------     ------------      ------------

                         sub-total                                 7,813,204     $      7,813          687,100      $      6,871

[restubbed]


                                                                 Additional
                                                                   Paid in         Accumulated
                                                                   Capital           Deficit            TOTAL
                                                                   -------           -------            -----

Balance January 1, 2000                                         $  1,972,177      $ (4,286,416)     $ (2,309,791)

Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated January 21, 2000                                            302,317              --             303,938

Issuance of shares of common stock to a
consultant, based on Board of Directors
assessment and part of a loan agreement
   January 21, 2000                                                   18,650              --              18,750

Conversion of preferred stock to common stock on
   January 31, 2000                                                       38              --                --

Issuance of common stock in connection with the
   Debt restructure on March 31, 2000                              7,760,705              --           7,763,963

Issuance of preferred stock - Series B in connection
with private placement through September 30, 2000                  4,075,175              --           4,079,500

Issuance of common stock in connection with warrants
   exercised at $ 1.00 per share                                     969,030              --             970,000
                                                                ------------      ------------      ------------

                         sub-total                              $ 15,098,092      $ (4,286,416)     $ 10,826,360


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 2001


                                                                Common Stock                       Preferred Stock
                                                                   Shares              Amount           Shares            Amount
                                                                   ------              ------           ------            ------

                         sub-total                                 7,813,204     $      7,813          687,100      $      6,871

Issuance of shares of common stock to be deposited
in escrow account as collateral for unpaid legal
fees                                                                  25,000               25             --                --

Issuance of common stock in connection with
convertible preferred stock                                        1,766,177            1,767          (97,500)             (975)

Prorated return of capital to preferred stockholders
based on dividends                                                   359,302              359             --                --

Net Loss 2000                                                           --               --               --                --
                                                                ------------     ------------     ------------      ------------
Balance December 31, 2000                                          9,963,683            9,964          589,600             5,896

Issuance of shares of common stock for consulting
   services rendered during the three months ended
March 31, 2001                                                        54,000               54             --                --

Issuance of shares of common stock in exchange for
   legal services  rendered                                           10,500               11             --                --

Net loss, June 30, 2001                                                 --               --               --                --
                                                                ------------     ------------     ------------      ------------

                                                                  10,028,183     $     10,029          589,600      $      5,896
                                                                ============     ============     ============      ============

[restubbed table]



                                                                   Additional
                                                                     Paid in        Accumulated
                                                                     Capital           Deficit             TOTAL
                                                                     -------           -------             -----

                         sub-total                               $ 15,098,092      $ (4,286,416)     $ 10,826,360

Issuance of shares of common stock to be deposited
in escrow account as collateral for unpaid legal
fees                                                                   43,725              --              43,750

Issuance of common stock in connection with
convertible preferred stock                                              (792)             --                --

Prorated return of capital to preferred stockholders
based on dividends                                                       (359)             --                --

Net Loss 2000                                                            --          (7,263,950)       (7,263,950)
                                                                 ------------      ------------      ------------
Balance December 31, 2000                                          15,140,666       (11,550,366)        3,606,160

Issuance of shares of common stock for consulting
   services rendered during the three months ended
March 31, 2001                                                         23,544              --              23,598

Issuance of shares of common stock in exchange for
   legal services  rendered                                            28,867              --              28,878

Net loss, June 30, 2001                                                  --          (1,290,890)       (1,290,890)
                                                                 ------------      ------------      ------------

                                                                 $ 15,193,077      $(12,841,256)     $  2,367,746
                                                                 ============      ============      ============


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of operating results to be expected for a full year.



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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



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

Inventories
-----------
Inventories consisting of raw materials, work in process, pallets and finished goods are valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

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

No reduction for impairment of long-lived assets was necessary at June 30, 2001.

Revenue Recognition
-------------------
Revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising
-----------
Advertising costs are charged to operations when incurred. Advertising expense totaled $10,696 for the six months ended June 30, 2001.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Risk
---------------------
There were no balances at June 30, 2001 that exceed federal insurance limits.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:



           Basic weighted average number
             of shares outstanding                        10,010,754


The 5,325,994 shares of common stock reserved in connection with warrants are not included in the computation of diluted earnings per share because the effect is antidilutive.


NOTE 3   ACCOUNTS RECEIVABLES

Accounts receivable at June 30, 2001 consisted of the following:


           Accounts receivable                              $333,358
           Less allowance for doubtful account              (115,178)
                                                            --------
                                                            $218,180
                                                            ========

Bad debt expense for the six months ended June 30, 2001 was $25,000.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 4    INVENTORY

At June 30, 2001, inventory consisted of the following:

                  Finished goods                              $   76,970
                  Raw materials                                  149,012
                  Labels                                          29,917
                                                              ----------
                                                              $  255,898
                                                              ==========


NOTE 5   PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2001 consisted of the following:

                  Land                                      $    400,000
                  Building                                     1,912,007
                  Plant equipment                              4,191,121
                  Plant improvements                             124,483
                  Office machines and equipment                  101,008
                  Lease equipment                                 46,043
                                                            ------------
                                                               6,775,662
                  Less accumulated depreciation                 (900,714)
                                                            ------------
                                                            $  5,873,948
                                                            ============


Depreciation expense for the six months ended June 30, 2001 was $265,978.

Assets Held For Disposition
---------------------------
Due to limited cash flow, the Company renegotiated with certain suppliers for the return of plant equipment purchased for $85,847, net of disposal costs of $29,435.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 6  INTANGIBLES

Intangible assets are summarized by major classification as follows:

                  Trademark and brand name                    $  758,804
                  Others                                           2,817
                                                              ----------
                                                                 761,621
                  Less accumulated amortization                 (129,227)
                                                              ----------
                                                              $ 632,393
                                                              =========

Amortization expense for the six months ended June 30, 2001 totaled $25,294.


NOTE 7  NOTES PAYABLE

The Company has outstanding notes payable at June 30, 2001 as follows:

                  Note payable to FNB Bank with an interest rate of 10.5% per year; secured by a building, due 06/05/01. The note is in
                  default as of the date of this report. The Company is working on an additional
                  extension.                                                   $   500,000

                  Note payable to FNB Bank with an interest
                  rate of 10.5% per year; secured by all
                  assets, due 06/05/01. The note is in
                  default as of the date of this report.
                  Subsequent to 6/30/01, the Company paid
                  $55,000 in principal.  The Company is
                  working on an additional extension.                              100,000

                  Note payable to Rial/Moe with an interest rate of 8% per annum payable in 36 monthly payments; unsecured, due 3/31/03. The note
                  is in default as of the date of this report.                      34,697

                  Note payable to a shareholder with no
                  interest per year; due on demand.                                 10,000








                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 7  NOTES PAYABLE - continued

                  Note payable to a shareholder; non interest
                  bearing; due on demand.                                      $    25,000

                  Note payable to Telcoa; 15% interest; due
                  on demand.                                                       250,000

                  Note payable to Telcoa; 10% interest; due
                  on demand.                                                       100,000

                  Note payable to a shareholder at 10.25%
                  interest; due on demand, secured by
                  multipacker equipment of the Company.                            150,000
                                                                               -----------

                                                                                 1,169,697
                  Less current portion                                          (1,169,697)
                                                                               -----------

                                                                               $         0
                                                                               ===========

The total interest expense related to these loans was $82,887 at June 30, 2001.


NOTE 8  LEASES

The Company rented administrative office space in Jacksonville, Florida. The lease expired May 31, 2001. The Company moved the administrative office to the plant in Leesburg, Florida. The Company also rents warehouse space in Jacksonville, Florida. The lease expires May 31, 2002.

Rental expense for the six months ended June 30, 2001 was $25,434.


NOTE 9  INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at June 30, 2001 of $12,841,256, subject to annual limitations prescribed by the Internal Revenue Code that is available to offset future taxable income through 2020.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 9            INCOME TAXES - continued

                  Deferred tax assets and liabilities consist of the following:

                      Current deferred tax asset         $      62,600
                      Valuation allowance                      (62,600)
                                                         -------------
                                                         $           0
                                                         =============

                      Non-current tax asset              $   4,520,000
                      Valuation allowance                   (4,520,000)
                                                         --------------

                                                         $           0
                                                         =============

The non-current deferred tax asset results from the net operating loss carryforward, which approximates $1,290,890 at June 30, 2001. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

The Company's income tax expense for the six months ended June 30, 2001 differed from the statutory federal rate of 34% as follows:

                      Statutory rate applied to loss
                          before income taxes            $    440,000
                      State income taxes, net of
                          federal income tax effect            85,000
                      Increase in valuation allowance        (525,000)
                      Other                                         0
                                                         ------------
                      Income Tax Expense                 $          0
                                                         =============



NOTE 10  STOCKHOLDERS' EQUITY

The Articles of Incorporation provide for the authorization of 20,000,000 shares of preferred stock at $0.01, and 30,000,000 shares of common stock at $0.001 par value.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 10   STOCKHOLDERS' EQUITY - continued

During the six months ended June 30, 2001, the Company issued stock as follows:

         o 54,000 shares of common stock in exchange for consulting services rendered. The value of $0.437 per share was the market price on the date of the grant. Accordingly, consultant expenses of $23,598 were charged to operations.

         o 10,500 shares of common stock valued at $28,877 in exchange for legal services rendered.



Warrants
--------
Changes during the six months ended June 30, 2001 are presented as follows:



                                                                                                     Weighted
                                                                              Common                 Average
                                                  Number of Warrants           Stock             Exercise Price
-----------------------------------------------------------------------------------------------------------------
              Balance at beginning of period            5,325,994              5,325,994         $    0.52
              Granted                                           0                      0                 0
              Exercised                                         0                      0                 0
              Forfeited                                         0                      0                 0
                                                       ----------             ----------

              Balance at end of period                  5,325,994              5,325,994
                                                       ==========             ==========




The following table summarizes information about warrants outstanding at June 30, 2001:


                            WARRANTS OUTSTANDING                                WARRANTS EXERCISABLE
                   -------------------------------------------        --------------------------------------
                                 Weighted         Weighted                                          Weighted
Range of        Number            Average          Average                      Number               Average
Exercise      Outstanding     Remaining           Exercise                 Exercisable at           Exercise
  Price        at 06/30/01   Contracted Life       Price                      06/30/01               Price
----------    ------------------------------------------------        --------------------------------------

0.50 - 1.75      5,325,994          1.75           0.52                           0                      0


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 11  LEGAL MATTERS

The Company is subject to various investigative claims and legal proceedings covering a wide range of matters that arose in the ordinary course of its business activity. The Company currently has two unpaid judgments. One is a judgment for $57,000 in favor of a vendor who filed an action for non-payment of a shipping invoice. The other is a judgment for $38,000 in favor of a Miami law firm who filed an action for fees and costs for legal services rendered to subsidiaries.

Additional unresolved matters include, but are not limited to the following:

         1) An action filed by a supplier for non-payment of invoices for ingredients and packing materials and the related shipping costs. The case has not been set for trial

         2) A supplier filed a lien for non-payment of invoices for ingredients and packing materials and its related shipping costs. The case has not been set for trial.

         3)       A lien filed by a consulting company for non-payment.

         4) During 2000, a contractor who installed the plant's production line and performed preliminary work on the second line, filed a lien against the Company's building (plant) for $451,000. The contractor filed a lawsuit. The case has not been set for trial.

With the exception of the judgments listed above, the ultimate outcome is unknown, however, management has accrued an estimated liability in the amount of $589,000. (See Note 13)

In the opinion of the Company's management, although the outcome of any legal proceedings cannot be predicted with certainty, ultimate liability resulting from the above matters, even if limited to the liability accrued in the accompanying financial statements, may have a material effect on the results of operations or cash flows of the Company and its ability to continue as a going concern. (See Note 13)


NOTE 12  DIVESTITURE

On March 8, 2001, in an effort to reduce losses, the Company transferred the net assets of its Miami store to third parties. The agreement includes assumption of the lease for the Miami premises by the third parties. The Company will provide 50% of the rental payment in Syfo products through May 31, 2003.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 12  DIVESTITURE - continued

A summary of financial data of discontinued operations at June 30, 2001 is as follows:

                      Financial Position
                           Current assets                   $   1,140
                           Accounts receivable                 21,536
                           Inventory                           20,387
                           Equipment                            1,722
                           Accounts payable                   (26,711)
                                                             --------
                                                             $ 18,074
                                                             ========


At June 30, 2001, there were no assets related to discontinued operations.

The Miami store has net sales of $35,489 and a net loss of $27,916 through June 30, 2001. No operations of the Miami store were reflected in the financial statements at June 30, 2001.


NOTE 13  GOING CONCERN UNCERTAINTIES

These financial statements are presented assuming the Company will continue as a going concern. For the six months ended June 30, 2001, the Company showed operating losses of $1,290,890. The accompanying financial statements indicate that current liabilities exceed current assets by $4,154,831 for the six months ended June 30, 2001.

The Company is involved in various lawsuits relating to default payments on purchases and loans, among other matters. The outcome is still pending. The Company's accumulated deficit of $11,550,366 at December 31, 2000, losses from operations of $1,290,890 for the six months ended June 30, 2001, working capital deficiency of $4,154,831 at June 30, 2001, and liability resulting from pending litigation, even if limited to the liability accrued in the financial statements, may have a materially adverse effect on the Company's ability to continue as a going concern (See Note 11).

The Company's negative working capital, recurring losses from operations, pending litigation, and defaults under the Company's contract agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes attempting to raise substantial capital in order to remain operational.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 14  SUBSEQUENT EVENT

On July 01, 2001, by resolution of the board of directors, the Company authorized the issuance of a new series of preferred stock as consideration for the Series B preferred shareholders agreeing not to bring suit in any matter relating to the offer and sale of the Series B stock. Each share of Series G - preferred stock entitles the holder to 1,000 votes in all matters submitted to a vote of common shareholders, and a junior liquidation preference at $0.01 per share after payment of all liabilities of the Company. Shares of Series G - preferred stock were issued at a ratio of one share for every 50 shares of Series B - preferred stock.

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

Results of Operations
---------------------

         Revenues for the six months ended June 30, 2001 substantially increased to $3,957,725 in contrast to $1,177,062 for the same period of 2000. Approximately 80% of this 2001 revenue was generated from the sale of spring water to Sam's Club, for which shipments began in September 2000. The remaining 20% came from sales of Syfo(R) and other miscellaneous income. These figures demonstrate our significant dependence on Sam's Club, who we have recently lost as a customer due to our inability to make timely shipments.

         Our cost of goods sold increased proportionately from $970,070 in the first half of 2000 to $3,340,979 in the first half of 2001 resulting in a percentage increase in our cost of goods sold from approximately 82% for the six months ended June 30, 2000 in contrast to approximately 84% for the same period in 2001. Management believes this increase in cost of goods sold as a percentage of revenues is a result of the poor financial condition. Because of our poor financial condition, our cost of goods is substantially higher than it would otherwise be. We are required to pay higher prices for supplies and have operational inefficiencies that a better capitalized company might eliminate. Our gross profit for the six months ended June 30, 2001 was $616,746 or 16% of sales in contrast to $206,992 or 18% of sales for the same period in 2000.

         Our general and administrative expenses increased for the six months ended June 30, 2001 by approximately 71% over the same period in 2000. This substantial increase is primarily attributable to our increased public company costs, which mainly arose after June 30, 2000. Our sales expense increase of approximately $354,794 for the six-month period ending June 30, 2001 over the same period in 2000 is primarily due to freight costs incurred in shipments to Sam's Club. Marketing expenses decreased by $69,028, as we reduced expenditures for marketing in 2001 due to our poor financial condition. In the six-month period ending June 30, 2001, our consulting and professional fees decreased from $429,163 for the same period in 2000 to $284,407 in 2001. This decrease is due to the expenses in early 2000 for legal services related to our debt restructuring, preferred stock offering, and registration with the Securities and Exchange Commission, as well as the associated accounting and other expenses.

         Due to our debt restructuring in March 2000, our interest expense decreased to $120,287 for the six months ended June 30, 2001 from $160,428 during the same period in 2000. There were no other significant changes to income or expense items.

         As a result of our increased expenses, we sustained a loss of $591,765 for the quarter ended June 30, 2001 and a profit of $117,883 for the same period in 2000, in spite of the significant increase in sales during the recent period.

Liquidity and Capital Resources
-------------------------------

         As of June 30, 2001, our current liabilities, including the current portion of long-term debt, exceeded our current assets by $4,154,831. We have a substantial amount of debt which is past due. We have been unsuccessful in obtaining financing or restructuring or extending our indebtedness. As such, we are insolvent, and will likely lose all of our assets in foreclosures on the existing liens encumbering all of our assets. Although we have attempted to consolidate operations in order to regain enough viability to obtain financing arrangements, the division among our board of directors has prevented any timely or consistent decision-making in the interest of curing our insolvency.

         As a result, we are in default on over $1.1 million in notes, most of which are secured by our assets. Further, we have been unable to make payments to our suppliers, which made us unable to meet the demand and resulted in the loss of our primary customer, Sam's Club, severely limiting our revenue producing ability. We are also in default on our payments of dividends to our Series C preferred shareholder, which has declared a default pursuant to our Articles of Incorporation, which entitles it to 10 votes per share of preferred stock in the election of directors.

Forward-Looking Statements
--------------------------

         The above discussion contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 relating to our inability to solve our working capital needs and liquidity and the anticipated foreclosure on our assets pursuant to liens. In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Some or all of these forward-looking statements may not occur. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include the following: our ability to reach an accommodation with our creditors, our ability to obtain financing, and the possibility of unification of our board of directors, as well as the risks and uncertainties set forth in our Annual Report on Form 10-KSB as filed on April 17, 2001 and in the Registration Statement filed on Form SB-2 on February 15, 2001.

         These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

         From June 2001 through the date of this Report, we issued 8,650 shares of Series G Preferred stock to our Series B Preferred shareholders, as consideration for waiver of their right to bring any action against the Company in connection with their Series B Preferred purchases. These shares are redeemable upon the occurrence of certain events and each share is entitled to 1000 votes in all matters submitted to a vote of the common shareholders. This issuance was made in reliance on the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

         The subsidiary of the Company has settled its dispute with OCME America Corporation. The multipacking equipment has been delivered to theCompany's plant, and the Company has agreed to pay the remaining balance due on the equipment by October 2, 2001.

         On July 13, 2001, Alltel Stadium cancelled its sponsorship contract with the Company.

         The Company is consulting with counsel as to the proper procedure for disputing the validity of the amounts due under the note held by Clifford Alan Moore in light of the fact that the Company believes the effective interest rate on the note to be usurious.

         The Company is preparing to file a counterclaim against two of its directors, Jonathan Moore and Cydelle Mendius, for breach of fiduciary duties for their failure to perform duties as directors and failure to act in the best interests of the Company. These directors recently attempted to gain control of the Company through the written consent of the shareholders attempting to remove directors from the board. For a number of reasons, including the fact that the transfer records clearly indicate that the consents did not comprise a majority of the outstanding shares, the Company believes the consent solicitation was ineffective.

         Additionally, Messrs. John Koelle and Carlos Ripley are serving on the Company's board of directors as designees of the Series B preferred shareholders. They are the largest investors in the Series B offering, having collectively invested $330,000 of the $4,350,000 invested. In late August, they filed suit against Mr. Jonathon O. Moore and Ms. Cydelle Mendius, directors and former senior executive officers of the Company, in state court in Texas. They are claiming they were defrauded into investing in the Company. As part of their acquisition of Series G preferred stock, Messrs. Koelle and Ripley released the Company from liability.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits
B.       Reports on Form 8-K

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 31, 2001                   UNIVERSAL BEVERAGES HOLDINGS CORPORATION


                                        By:  /s/ David Hopkins
                                             -----------------------------
                                                 David Hopkins, President