Form 10QSB
period 2001-09-30
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2001-11-30
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001


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


The number of issued and outstanding shares of the issuer's common stock, $0.001 par value, as of November 29, 2001 was 13,252,684.



                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION



                       PART I - FINANCIAL INFORMATION                                                                         PAGE

Item 1.  Financial Statements:



         Consolidated Balance Sheet - (Unaudited)..........................................................................     2

         Consolidated Statements of Operations - (Unaudited)...............................................................     4

         Consolidated Statements of Changes in Stockholders' Equity  - (Unaudited).........................................     6

         Consolidated Statements of Cash Flows - (Unaudited)...............................................................    10

         Notes to Consolidated Financial Statements........................................................................    12


Item 2.  Managements Discussion and Analysis of Financial Condition
            and Results of Operations......................................................................................    19


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................................    22

Item 2. Changes in Securities..............................................................................................    22

Item 3. Defaults Upon Senior Securities....................................................................................    22

Item 4. Submission of Matters to a Vote of Security Holders................................................................    22

Item 5. Other Information..................................................................................................    22

Item 6. Exhibits and Reports on Form 8-K...................................................................................    22

Signatures.................................................................................................................    23





                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001



                                     Assets
                                                                                    September 30, 2001           December 31, 2000
                                                                                    ------------------           -----------------

Current assets
   Cash                                                                                 $    1,702
   Accounts receivable, net                                                                140,828                   $  378,989
   Inventory                                                                               180,757                      391,232
   Prepaid expenses                                                                         41,810                       41,374
                                                                                        ----------                   ----------
Total current assets                                                                                  $  365,097        811,595

Property, plant and equipment, net                                                                     5,541,948      5,963,317

Intangible assets, net                                                                                   619,745        657,687


Other assets
   Assets held for disposition                                                              85,847                      634,058
   Other receivables                                                                         5,000                      185,000
   Other assets                                                                            101,830                      100,591
                                                                                        ----------                   ----------
                                                                                                         192,677        919,649
                                                                                                      ----------     ----------

                                                                                                      $6,719,467     $8,352,248
                                                                                                      ==========     ==========




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001



                      Liabilities and Stockholders' Equity

                                                                              September 30, 2001                 December 31, 2000

Current liabilities
   Bank overdraft                                                               $     31,446                             77,899
   Accounts payable                                                                3,170,374                          2,947,874
   Accrued expense                                                                   707,786                            251,812
   Accrued interest                                                                  135,085                             27,786
   Deferred compensation                                                              26,500                             26,500
   Current portion of notes payable                                                1,183,075                          1,204,535
                                                                                ------------                       ------------
Total current liabilities                                                                            $5,254,266       4,536,408


Capitalized lease obligations                                                                           173,989         187,984
                                                                                                                         23,794
                                                                                                                   ------------
Stockholders' equity                                                                                                    211,778
   Preferred stock, $0.01 par value, 20 million shares
     authorized, 570,125 shares issued and outstanding,
     redeemable at company's option
     (liquidation preference $ 6,761,000 )
                                                                                       5,701                              5,896
   Common stock, $0.001 par value, 30 million shares
     authorized, 13,152,684 shares issued and outstanding                             13,154                              9,964
   Additional paid in capital                                                     15,190,147                         15,140,666
   Accumulated deficit
     Beginning, January 1, 2000                                                  (11,550,367)                       (11,550,366)
                                                                                                                   ------------
     Prior period adjustment                                                        (266,046)
                                                                                ------------                       ------------
     Accumulated deficit adjusted                                                (11,816,413)
                                                                                                                   ------------
     Net loss                                                                     (2,101,377)
                                                                                ------------                       ------------
     Total accumulated deficit                                                   (13,917,790)                         3,606,160
                                                                                ------------                       ------------

                                                                                                      1,291,212
                                                                                                     ----------

                                                                                                     $6,719,467     $ 8,354,346
                                                                                                     ==========     ===========




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 For the period ended September 30,
                                                                      Three months ended                     Nine months ended
                                                                    2001              2000               2001              2000
                                                             -----------------------------------------------------------------------
Revenue
   Sales, net of discounts and returns                         $   466,386        $ 1,795,885        $ 4,424,111        $ 2,972,946
   Cost of goods sold                                              398,800          1,477,060          3,739,779          2,447,130
                                                             -------------        -----------        -----------        -----------



Gross profit
                                                                    67,586            318,825            684,332            525,816
                                                             -------------        -----------        -----------        -----------

Expenses
   General and administrative
                                                                   159,239            298,434            622,627            570,145
   Sales expenses
                                                                    67,101            290,730            604,987            473,823
   Marketing expenses
                                                                    (2,574)           118,206             39,436            229,244
   Consulting and professional fees
                                                                    43,682             98,934            328,088            528,097
   Rent
                                                                     1,840             30,873             27,275            172,439
   Bad debts
                                                                         -                  -             25,000             15,178
   Depreciation and amortization
                                                                   144,648             71,820            435,919            177,101
                                                             -------------        -----------        -----------        -----------

                                                                   413,936            908,997          2,083,332          2,166,027
                                                             -------------        -----------        -----------        -----------
Loss from operations                                              (346,350)          (590,172)        (1,399,000)        (1,640,211)


Other income/(expenses)
   Interest expense
                                                                   (50,619)           (26,304)          (170,906)          (186,732)
   Other income
                                                                       312              8,271                569            451,473
   Interest income
                                                                         -                166                 40             11,549

   Other expenses                                                 (149,411)                 -           (211,301)

   Litigation expenses                                            (187,263)                 -           (187,263)           (10,680)
                                                             -------------        -----------        -----------        -----------
                                                                                                                           (386,981)
                                                                                      (17,867)          (568,861)           265,610
                                                             -------------        -----------        -----------        -----------

Loss from continuing operations                                $  (733,331)       $  (608,039)       $(1,967,861)       $(1,374,601)




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                       For the period ended September 30,
                                                                            Three months ended                Nine months ended
                                                                           2001            2000             2001             2000
                                                                 -------------------------------------------------------------------

Loss from continuing operations                                     $    (733,331)    $  (608,039)  $    (1,967,861)    $(1,374,601)

Discontinued operations
   Loss from discontinued operations, net
                                                                          (77,156)              -          (115,442)              -
   Loss on disposition, net
                                                                                -               -           (18,074)              -
                                                                    -------------     -----------   ---------------     -----------
                                                                          (77,156)              -          (133,516)              -
                                                                    -------------     -----------   ---------------     -----------
Extraordinary items
   Extraordinary litigation
                                                                                -               -                 -         (50,377)

   Forgiveness of debt                                                                                                       43,204
   Gain on debt restructure
                                                                                -               -                 -         194,615
                                                                    -------------     -----------   ---------------     -----------
                                                                                -               -                 -         187,442
                                                                    -------------     -----------   ---------------     -----------

Net loss                                                            $    (810,487)    $  (608,039)  $    (2,101,377)    $(1,187,159)
                                                                    =============     ===========   ===============     ===========

Earnings (loss) per common share
   Loss before extraordinary items                                  $       (0.07)    $     (0.11)  $         (0.18)    $     (0.24)

   Discontinued operations                                                  (0.01)              -             (0.01)              -

   Extraordinary items                                                          -               -                 -            0.07
                                                                    -------------     -----------   ---------------     -----------
                                                                    $       (0.08)    $     (0.11)  $         (0.19)    $     (0.17)
                                                                    -------------     -----------   ---------------     -----------




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                              Additional
                                                        Common Stock       Preferred Stock     Paid in      Accumulated
                                                      Shares     Amount    Shares   Amount     Capital        Deficit     TOTAL
                                                    -------------------------------------------------------------------------------

Balance January 1, 2000                             4,363,454   $ 4,363    8,500    $   85   $ 1,972,177   $(4,286,416) $(2,309,791)


Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated January 21, 2000                           1,621,000     1,621                          302,317                    303,938

Issuance of shares of common stock to a
   consultant, based on Board of Directors
   assessment and part of a loan agreement
   January 21, 2000                                   100,000       100                           18,650                     18,750

Conversion of preferred stock to common stock on
   January 31, 2000                                    46,750        47   (8,500)      (85)           38                          -

Issuance of common stock in connection with the
   Debt restructure on March 31, 2000                 712,000       712  254,600     2,546     7,760,705                  7,763,963

Issuance of preferred stock - Series B in connection
   with private placement through September 30, 2000                     432,500     4,325     4,075,175                  4,079,500

Issuance of common stock in connection with
   warrants exercised at $ 1.00 per share             970,000       970                          969,030                    970,000
                                                    -------------------------------------------------------------------------------

                   sub-total                        7,813,204   $ 7,813  687,100    $6,871   $15,098,092   $(4,286,416) $10,826,360




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001




                                                                                              Additional
                                                        Common Stock        Preferred Stock    Paid in      Accumulated
                                                      Shares      Amount    Shares   Amount    Capital        Deficit      TOTAL
                                                    --------------------------------------------------------------------------------
                    sub-total                       $ 7,813,204  $ 7,813   687,100  $6,871   $15,098,092  $(4,286,416)  $10,826,360


Issuance of shares of common stock to be deposited
  in escrow account as collateral for unpaid legal
  Fees                                                   25,000       25                          43,725                     43,750

Issuance of common stock in connection with
  convertible preferred stock                         1,766,177    1,767   (97,500)   (975)         (792)

Prorated return of capital to preferred stockholders
  based on dividends                                    359,302      359                            (359)

Net loss  2000                                                                                             (7,263,951)   (7,263,951)
                                                    --------------------------------------------------------------------------------
Balance December 31, 2000                             9,963,683    9,964   589,600   5,896    15,140,666  (11,550,367)    3,606,159

Issuance of shares of common stock for consulting
  services rendered during the three months ended
  March 31, 2001                                         54,000       54                          23,544                     23,598

Issuance of shares of common stock in exchange for
  legal services  rendered                               10,500       11                          28,867                     28,878

Issuance of shares of common stock in connection
  with convertible preferred stock on September 26,
  2001                                                3,124,501    3,125   (26,500)   (265)       (2,860)                         -
                                                    --------------------------------------------------------------------------------

sub-total                                            13,152,684  $13,154   563,100  $5,631   $15,190,217 $(11,550,367)   $3,658,635





                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                            Additional
                                                     Common Stock        Preferred Stock     Paid in      Accumulated
                                                Shares          Amount   Shares   Amount     Capital        Deficit      TOTAL
                                                ------------------------------------------------------------------------------------
                   sub-total                    13,152,684      $13,154  563,100  $ 5,631   $ 15,190,217  $(11,550,367)  $3,658,635


Issuance of preferred stock Series G in
connection

   with convertible preferred stock Series B                               7,025       70            (70)                         -


Prior period adjustment                                                                                       (266,046)    (266,046)


Net loss, September 30, 2001                                                                                (2,101,377)  (2,101,377)
                                                ------------------------------------------------------------------------------------

                                                13,152,684      $13,154  570,125  $ 5,701   $ 15,190,147  $(13,917,790)  $1,291,212
                                                ====================================================================================





                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                                            Additional
                                              Common Stock            Preferred Stock         Paid in      Retained
                                          Shares         Amount       Shares     Amount       Capital       Deficit       TOTAL
                                     ----------------------------------------------------------------------------------------------
To balance w/transfer agent
Balance March  31, 2001                 13,152,684


                                     -------------------
                                        13,152,684
Per Transfer agent                      10,017,683
                                     -------------------
             Difference                  3,135,001
                                     ===================




















                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             For the nine months ended September 30,
                                                                                                  2001                   2000
                                                                                             -----------------      ----------------
Cash flows from operating activities:
  Net loss                                                                                     $(2,101,377)           $(1,187,159)
                                                                                             -----------------      ----------------


  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                435,919                177,101
     Compensation in exchange for stock, options
        and warrants                                                                                52,475
      Bad debt                                                                                      25,000                 15,178
     Gain on debt restructure
                                                                                                         -               (194,615)
     Llitigations debts                                                                             50,377
     Loss on disposition                                                                            66,300                      -
      (Increase) decrease in accounts receivable                                                   238,161               (503,607)
      (Increase) decrease in inventory                                                             210,475               (139,797)
      (Increase) decrease in prepaid expenses                                                         (436)              (217,586)
      (Increase) decrease in other assets                                                          546,972               (213,151)
      Increase (decrease) in accounts payable and accrued expenses                                 613,878                518,320
                                                                                             -----------------      ----------------
      Total adjustments                                                                          2,188,745               (507,780)
                                                                                             -----------------      ----------------
  Net cash provided by (used in) operating activities                                               87,367             (1,694,939)
                                                                                             -----------------      ----------------

Cash flows from investing activities:
   Cash payments for the purchase of property                                                      (10,878)            (3,612,912)
                                                                                             -----------------      ----------------
   Net cash used by investing activities                                                           (10,878)            (3,612,912)
                                                                                             -----------------      ----------------

Cash flows from financing activities:
   Proceeds from loans                                                                              35,000                700,000

   Principal payments on notes payable                                                             (58,298)              (256,208)

   Principal payment on capital leases                                                              (7,133)                     -

   Forgiveness of debt                                                                             (43,204)
   Proceeds from issuance of common and preferred stock
                                                                                                         -              5,049,500
                                                                                             -----------------      ----------------
   Net cash provided by (used in) financing activities                                             (30,431)             5,450,088
                                                                                             -----------------      ----------------
Net increase in cash and cash equivalents                                                           46,058                142,237
Cash and cash equivalents, beginning of period                                                     (75,802)               (37,885)
                                                                                             -----------------      ----------------

Cash and cash equivalents, end of period                                                       $   (29,744)           $   104,352
                                                                                             =================      ================





                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             For the nine months ended September 30,
                                                                                                   2001                  2000
                                                                                             ---------------------------------------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
--------------------------------

    Interest expense                                                                             $63,608               $39,646
                                                                                             -----------------      ----------------


Stockholders' equity note:
--------------------------

During the three months ended March 31, 2000, approximately 1,721,000 shares of the Company's common stock were awarded to various service providers in lieu of cash consideration of $ 322,688.



During the three months ended March 31, 2001 the Company issued 54,000 shares of common stock in exchange for consulting services rendered. The value of $0.437 per share was the market price on the date of the grant. Accordingly, consultant expenses of $ 23,598 were charged to operations.


During the six month ended June 30, 2001 the Company issued 10,500 shares of common stock in exchange for legal services rendered totaling $28,878.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001



NOTE 1  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, including significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements at December 31, 2000 - Form 10KSB.

The management of the Company has limited knowledge as to the financial condition of the Company, owing to a wholesale change in executive management of the Company in the days preceding the filing of this report. (See Note 15, Subsequent Events). Although the new management is exercising its best efforts to re-educate itself as to the financial condition of the Company, this is a process that will take several weeks. Therefore, based upon the limited knowledge of the Company's current management, the unaudited consolidated financial statements set forth below include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of operating results to be expected for a full year.



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

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which may range from 5 - 39 years. Major expenditures for property acquisitions and those expenditures, which substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

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

No reduction for impairment of long-lived assets was necessary at September 30, 2001.

Revenue Recognition
-------------------

Revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense totaled $10,696 for the nine months ended September 30, 2001.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Risk
---------------------

There are no balances at September 30, 2001 that exceed federal insurance limits. Concentration of credit risk with respect to trade receivables is not limited due to the Company's small number of customers.

Basic Earnings (Loss) per Share
-------------------------------

Basic  earnings  (loss) per share for each year is computed  by dividing  income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:



        Basic weighted average number
          of shares outstanding                                 10,842,116


The 5,325,994 shares of common stock reserved in connection with warrants are not included in the computation of diluted earnings per share because the effect is antidilutive.


NOTE 3  ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2001 consisted of the following:


        Accounts receivable                                     $  256,006
        Less allowance for doubtful account                       (115,178)
                                                                ----------

                                                                $  140,828
                                                                ==========

Bad debt expense for the nine months ended September 30, 2001 was $25,000.


NOTE 4  INVENTORY

At September 30, 2001, inventory consisted of the following:

        Finished goods                                          $   58,924
        Raw materials                                               76,528
        Labels                                                      45,305
                                                                ----------

                                                                $  180,757
                                                                ==========


NOTE 5   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2001 consisted of the following:

        Land                                                    $  400,000
        Building                                                 1,912,007
        Plant equipment                                          3,991,121
        Plant improvements                                         124,483
        Office machines and equipment                              101,008
        Lease equipment                                             46,043
                                                                ----------

                                                                 6,574,662
        Less accumulated depreciation                           (1,032,714)
                                                                ----------

                                                                $5,541,948
                                                                ==========


Depreciation expense for the nine months ended September 30, 2001 was $397,978.

Assets Held For Disposition
---------------------------

Due to limited cash flow, the Company renegotiated with certain suppliers for the return of plant equipment purchased for $85,847, net of disposal costs of $29,435.


NOTE 6  INTANGIBLES

Intangible assets are summarized by major classification as follows:

        Trademark and brand name                                $  758,804
        Others                                                       2,817
                                                                ----------
                                                                   761,621
        Less accumulated amortization                             (141,876)
                                                                ----------
                                                                $  619,745
                                                                ==========

Amortization  expense  for the nine months  ended  September  30,  2001  totaled
$37,942.


NOTE 7  NOTES PAYABLE

The Company has outstanding notes payable at September 30, 2001 as follows:

        Note payable to FNB Bank with an interest rate
        of 15.5% per year; secured by a building. The
        note is in default as of the date of this report.       $  500,000

        Note payable to FNB Bank with an interest rate
        of 10.5% per year; secured by all assets. The
        note is in default as of the date of this report.           45,000

        Note payable to Rial/Moe with an interest rate
        of  8%  per  annum  payable  in  36  monthly
        payments; unsecured, due 3/31/03.  The note is
        in default as of the date of this report.                   34,697

        Note  payable to a  shareholder  with no  interest
        per year;  due on demand.                                   10,000

        Note payable to a shareholder; non-interest
        bearing; due on demand.                                     25,000

        Note payable to Telcoa; 15% interest; due on
        demand.                                                    250,000

        Note payable to Telcoa; 10% interest; due on
        demand.                                                 $  100,000

        Note  payable to an  individual;  non-interest
        bearing.  The note is in default as of the date of
        this report.                                                68,378

        Note payable to a shareholder at 10.25%
        interest; due on demand; secured by
        multipacker equipment of Company.                          150,000
                                                                ----------
                                                                 1,183,075
                                                                ----------
        Less current portion                                    (1,183,075)
                                                                ----------
                                                                $        0
                                                                ==========

The total interest expense related to these loans was $129,147 at September 30, 2001.

NOTE 8  LEASES

The Company previously rented administrative office space in Jacksonville, Florida. Upon the expiration of that lease May 31, 2001, the Company moved the administrative office to the plant in Leesburg, Florida. The Company also rents warehouse space in Jacksonville, Florida under a lease agreement that will expire November 1, 2002. Lease payments, including taxes, are $1,650 per month.

Rental expense for the nine months ended September 30, 2001 was $27,275.


NOTE 9  INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at September 30, 2001 of $14,370,000, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income. The net operating loss carryforward approximates $2,101,377 at September 30, 2001, and $11,816,000 at December 31, 2000.


Deferred tax assets consist of the following:

        Current taxes                                           $        0

        Deferred taxes                                          $4,744,000

        Valuation allowance                                     (4,744,000)
                                                                ----------

                                                                $        0
                                                                ==========


The Company's income tax expense for the nine months ended September 30, 2001 differed from the statutory federal rate of 34% as follows:

                        Statutory rate applied to loss
                          before income taxes                   $  715,000

                      State income taxes, net of
                          federal income tax effect                126,000

                      Increase in valuation allowance             (841,000)

                      Other                                              0
                                                                ----------
                      Income Tax Expense                        $        0
                                                                ==========

NOTE 10 STOCKHOLDERS' EQUITY

The Articles of Incorporation provide for the authorization of 20,000,000 shares of preferred stock at $0.01 par value, and 30,000,000 shares of common stock at $0.001 par value.

Preferred Stock
---------------

On July 8, 2001, by resolution of the board of directors, the Company authorized the issuance of a new series of preferred stock as consideration for the Series B preferred shareholders agreeing not to bring suit in any matter relating to the offer and sale of the Series B stock. Each share of Series G preferred stock entitles the holder to 1,000 votes in all matters submitted to a vote of common shareholders, and a junior liquidation preference at $0.01 per share after payment of all liabilities of the Company. Shares of Series G preferred stock were issued at a ratio of one share for every fifty shares of Series B preferred stock.

On _________, 2001, the Circuit Court in and for the Fourth Judicial Circuit, Duval County, Florida, entered an Order finding that the Series G preferred stock was not authorized and issued by a duly called and convened meeting of the Board of Directors of the Company and, therefore, was not validly issued. Although, the Board of Directors and management of the Company have not yet acted upon that order of the court to rescind and cancel the Series G preferred stock, it is their intention to do so.

At September 30, 2001 the financial statements reflected preferred stock as follows:

        Series B                                                   432,500
        Series G                                                     7,025
        Series C                                                   130,600
                                                                ----------
                                                                   570,125
                                                                ==========

Common Stock
------------
During the nine months ended September 30, 2001, the Company issued stock as follows:

   o 54,000 shares of common stock in exchange for consulting services rendered. The value of $0.437 per share was the market price on the date of the grant. Accordingly, consultant expenses of $23,598 were charged to operations.

   o 10,500 shares of common stock valued at $28,878 in exchange for legal services rendered.

On September 26, 2001, a holder of Series E preferred stock exercised his right to convert to shares of common stock. A total of 26,500 shares of Series E preferred stock was converted into 3,124,501 shares of common stock.

Warrants
--------

Changes during the nine months ended September 30, 2001 are presented as follows:


                                                                                            Weighted
                                                                          Common             Average
                                              Number of Warrants          Stock           Exercise Price
----------------------------------------------------------------------------------------------------------
        Balance at beginning of period            5,325,994              5,325,994         $    0.52
        Granted                                           0                      0                 0
        Exercised                                         0                      0                 0
        Forfeited                                         0                      0                 0
                                                  ---------              ---------
        Balance at end of period                  5,325,994              5,325,994
                                                  =========              =========



The following table summarizes information about warrants outstanding at September 30, 2001:

                       WARRANTS OUTSTANDING                            WARRANTS EXERCISABLE
                --------------------------------------------        ----------------------------------------
                                 Weighted         Weighted                                     Weighted
 Range of         Number          Average          Average                Number                Average
 Exercise       Outstanding      Remaining        Exercise             Exercisable at          Exercise
  Price         at 09/30/01    Contracted Life      Price                09/30/01                Price
 ---------------------------------------------    ----------------------------------------------------------

0.50 - 1.75      5,325,994         1.75             0.52                    0                     0



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

The Company is also the subject of a foreclosure judgment against its principal plant and property located in Leesburg, Florida. The amount of the judgment is $633,189.59, plus accrued interest, and the foreclosure sale is scheduled for December 18, 2001. (See Management's Discussion and Analysis, below).

Additional unresolved matters include, but are not limited to, the following:

   1)   An  action  filed  by  a  supplier  for   non-payment  of  invoices  for
        ingredients and packing materials and the related shipping costs. The case has not been set for trial.

   2) A supplier filed a lien for non-payment of invoices for ingredients and packing materials and its related shipping costs. The case has not been set for trial.

   3)   A lien filed by a consulting company for non-payment.

   4) During 2000, a contractor who installed the plant's production line and performed preliminary work on the second line, filed a lien and a lawsuit against the Company's building (plant) for $451,000. The case has not been set for trial.

With the exception of the two judgments mentioned above, the ultimate outcome of pending litigation is unknown. However, management has accrued an estimated liability in the amount of $827,000 against legal matters that occurred in past years. (See Note 14).

In the opinion of the Company's management, although the outcome of any legal proceedings cannot be predicted with certainty, ultimate liability resulting from the above matters, even if limited to the liability accrued in the accompanying financial statements, may have a material effect on the results of operations or cash flows of the Company and its ability to continue as a going concern. (See Note 14).


NOTE 12 DIVESTITURE

On March 8, 2001, in an effort to reduce losses, the Company transferred the net assets of its Miami store to third parties. The agreement includes assumption of the lease for the Miami premises by the third parties. The Company will provide 50% of the rental payment in Syfo products through May 31, 2003.

A summary of financial data of discontinued operations at September 30, 2001 is as follows:

      Financial Position
           Current assets                                        $   1,140
           Accounts receivable                                      21,536
           Inventory                                                20,387
           Equipment                                                 1,722
           Accounts payable                                        (26,711)
                                                                   -------

                                                                  $ 18,074
                                                                  ========

At September 30, 2001, there were no assets related to discontinued operations.

The Miami store has net sales of $35,489 and a net loss of $115,442 through September 30, 2001. No operations of the Miami store were reflected in the financial statements at September 30, 2001.


NOTE 13 PRIOR  PERIOD ADJUSTMENT

For the third quarter ended September 30, 2001, a change was made to the retained earnings of the Company to correct the amount of other income reported during 2000. Other income was adjusted by $266,046 and the 2000 financial statements were restated to reflect this adjustment. Subsequently, other income decreased by $228,046, and litigation expense increased by $38,000 for a total increase in accumulated deficit of $266,046.


NOTE 14 GOING CONCERN UNCERTAINTIES


These financial statements are presented assuming the Company will continue as a going concern. For the nine months ended September 30, 2001, the Company showed operating losses of $2,101,377. The accompanying financial statements indicate that current liabilities exceed current assets by $4,889,169 for the nine months ended September 30, 2001.

The Company is involved in various lawsuits relating to default payments on purchases and loans, among other matters. The outcome of those lawsuits is still pending. The Company's accumulated deficit of $11,816,413 at December 31, 2000, losses from operations of $2,101,377 for the nine months ended September 30, 2001, working capital deficiency of $4,889,169 at September 30, 2001, and liability resulting from pending litigation, even if limited to the liability accrued in the financial statements, may have a materially adverse effect on the Company's ability to continue as a going concern (See Note 11).

The Company's negative working capital, recurring losses from operations, pending litigation, and defaults under the Company's contract agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability.

NOTE 15 SUBSEQUENT EVENTS


In October and November 2001, there were a series of hearings in both state and federal court in litigation between the Company, on the one hand, and Jonathon
O. Moore and Cydelle Mendius, on the other hand. Mr. Moore and Ms. Mendius are shareholders and directors of the Company and had previously served as Chief Executive Officer and President, respectively. The litigation focused on whether Mr. Moore and Ms. Mendius had properly obtained shareholder consents electing new directors to the board of the Company. The litigation was concluded in favor of Mr. Moore and Ms. Mendius and the newly constituted board of directors elected Mr. Moore as the President of the Company on November 11, 2001.

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

Results of Operations

     Revenue for the three months ended September 30, 2001 was $466,386, in contrast to $1,795,885 for the same period of 2000. This substantial decline in revenue is primarily attributable to the loss of the Sam's Club account, which accounted for approximately $1,097,000 of revenue for the three months ended September 30, 2000. The dramatic decline in revenue is also attributable to management focusing its attention on a potential sale of the Company's assets and litigation with certain of the Company's shareholders and former chief executive officer.

     The decline in production and sales also resulted in the loss of certain operating efficiencies that are enjoyed at higher levels of production and sales. As a result, our cost of goods sold increased slightly to approximately 85.5% for the three months ended September 30, 2001, up from approximately 82.2% for the same period in 2000. As a result of the low gross profit margin, our gross profit for the quarter ended September 30, 2001 was $67,586 in contrast to $318,825 for the same quarter in 2000.

     Our general and administrative expenses also declined for the three months ended September 30, 2001 to $159,239, down from $298,434 for the same quarter in 2000. This decline is primarily attributable to a decline in general and administrative costs associated with the reduced production and sales. In addition, the general and administrative expense in the third quarter of 2000 was higher as a result of our write-off of costs incurred in an acquisition we did not complete. Our sales expense declined to $67,101 for the third quarter, down from $290,730 for the same quarter a year ago, reflecting a lack of emphasis on marketing and sales by the Company's prior management. Marketing expense for the quarter just ended was zero, down from $118,206 for the same quarter in 2000. This dramatic decline in marketing expense also reflects a lack of emphasis on marketing and sales by the Company's prior management and the lack of financial resources to devote to marketing. Marketing expense for 2000 was also higher as a result of costs attributable to our exclusive agreement to distribute water in AllTel Stadium in Jacksonville, Florida and our marketing of the Jacksonville Jaguars NFL team. Consulting and professional fees declined for the quarter just ended to $43,682, down from $98,934 for the third quarter of 2000, as a result of reduced use of consultants and other professionals. Rent expense for the quarter declined from $30,873 a year ago to $1,840 for the third quarter 2001 as a result of the termination of the Company's lease for administrative offices in Jacksonville.

     Interest expense increased to $50,619 for the quarter ending September 30, 2000, up from $26,304 for the quarter a year ago. This increase is associated with the additional debt the Company took on in 2001 and higher interest rate on our defaulted debt. The other significant item for the quarter was extraordinary litigation expenses of $187,263. These expenses arose primarily from a dispute between prior management, supported by some members of the Board of Directors, and the former president and chief executive officer. This litigation is now substantially concluded, having been resolved in favor of the former president and chief executive officer. (See Note 15, Subsequent Events). An additional significant item was other expense of $149,411 which arose from the disposition of certain equipment by the Company at a price below its book value.

     These factors resulted in our sustaining a loss of $733,331 for the third quarter, an increase over the $608,039 for the quarter ended September 30, 2000.

     For the nine months ended September 30, 2001 our revenue was a record of $4,424,111, an increase over the $2,972,946 for the nine months ended September 30, 2000. The increase is primarily attributable to sales of the Company's products in the first two quarters of the year to Sam's Club. The Company experienced a modest increase in the cost of goods sold from 82.3% for the nine months ended September 30, 2000 to 84.5% for the nine months ended September 30, 2001. Because of the increase in cost of goods sold, our gross profit margins for the nine months ended September 30, 2001 were approximately 16% in contrast to approximately 18% for the same period in 2000. Our general and administrative expenses for the nine months ended September 30, 2001 were $622,627, in contrast to $570,145 for the same period of 2000. This increase reflects higher general and administrative expenses associated with higher levels of production and sales enjoyed by the Company during the first quarter of 2001. However, sales and production declined steadily throughout 2001, with corresponding reductions in marketing expenses, consulting and professional fees. Additionally, we incurred significant non-cash charges during the first six months of 2000 as the result of stock issuances recorded as a consulting expense. Rent expense was substantially less for the nine months just ended, over a year ago, as a result of the termination of the Jacksonville office lease. Depreciation and amortization expense increased significantly to $435,919 for the nine months ended September 30, 2001, up from $177,101 for the same period a year ago. This increase is primarily attributable to the significant increase in investment in depreciable assets by the Company in 1999 and 2000.

     Our interest expense for the nine months ended September 30, 2001 was $170,906, down slightly from the interest expense for the same period in 2000. Much of the 2000 interest expense occurred in the first quarter of 2000 prior to the March 31, 2000 restructuring. The relatively higher interest expense in 2001 reflects the additional debt of the Company this year and higher interest rates incurred as a result of defaults on the Company's indebtedness. We also incurred other income of $451,473 for the nine months ended September 30, 2000 primarily resulting from gains recognized in connection with the restructuring. The other significant item during the nine months ended September 30, 2001 was that extraordinary litigation expenses were $187,263 for the nine months ended September 30, 2000, as compared to only $10,680 for the same period in 2000. As noted above, that expense was incurred in the third quarter of 2001, primarily in connection with litigation that has now been concluded.

     Our loss from continuing operations for the nine months ended September 30, 2001 was $1,967,861 in contrast to $1,374,601 for the same period in 2000.

Liquidity and Capital Resources

     As of September 30, 2001, our current liabilities, including the current portion of long-term debt, exceeded our current assets by $4,889,169. We have a substantial amount of debt past due and in default to lenders, vendors, suppliers, judgment holders, and others.

     We are currently seeking short-term financing and accommodations to restructure or extend our indebtedness and long-term financing to satisfy the foreclosure judgment and avoid the scheduled foreclosure sale.

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

                PART II. OTHER INFORMATION

        ITEM 1.      LEGAL PROCEEDINGS

     We are a party to a number of lawsuits arising out of commercial transactions. Although none of the suits would normally involve a material amount of potential liability, our current liquidity needs result in a different conclusion. Any adverse determination would likely have a material adverse effect on our financial condition. This is particularly the case with respect to the foreclosure sale against the Company's plant and equipment scheduled for December 18, 2001.

        ITEM 2.      CHANGES IN SECURITIES

     On July 8, 2001, by resolution of the board of directors, the Company authorized the issuance of a new series of preferred stock as consideration for the Series B preferred shareholders agreeing not to bring suit in any matter relating to the offer and sale of the Series B stock. Each share of Series G preferred stock entitles the holder to 1,000 votes in all matters submitted to a vote of common shareholders, and a junior liquidation preference at $0.01 per share after payment of all liabilities of the Company.


     On October 8, 2001, the Circuit Court in and for the Fourth Judicial Circuit, Duval County, Florida, entered an Order prohibiting the then sitting
Board of Directors from taking any action that may affect any asset of the Company. Thereafter, with full knowledge of the Order, shares of Series G preferred stock were issued. It is the position of management of the Company that the Series G preferred stock was issued in violation of the Court's Order. and, therefore, was not validly issued. Although, the Board of Directors and management of the Company have not yet acted upon that order of the court to rescind and cancel the Series G preferred stock, it is their intention to do so.

        ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     We are required to make quarterly dividend payments to our Series B and Series C preferred shareholders. We are in arrears on those payments and certain of the Company's preferred shareholders have declared a default.

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

         Date: November 30, 2001

                                            UNIVERSAL BEVERAGES HOLDINGS
                                            CORPORATION


                                            By /s/   Jonathon Moore
                                            ---------------------------
                                            Jonathon Moore
                                            President and Chairman