Form 10KSB
period 2001-12-31
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2002-04-18
CIK 1057909

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-KSB

[X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2001


                         Commission File Number: 0-30363

                    Universal Beverages Holdings Corporation
              (Exact name of small business issuer in its charter)


           Florida                                          65-805935
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              3301 West Main Street
                             Leesburg, Florida 34748

               (Address of principal executive offices) (Zip code)

                                 (352) 315-1010
                           (Issuer's telephone number)


         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $4,769,555

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $743,044.40 as of March 31, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,104,876 shares of common stock outstanding as of March 31, 2002.


                                     PART I


Item 1. Description of Business.

In General

We are in the business of manufacturing and selling bottled water products under our own proprietary brands or for others under their brands (also known as private label) through our wholly-owned subsidiary, Universal Beverages, Inc. ("UBI"). Our proprietary brand is "Syfo" which has been in distribution since 1949 and commands significant shelf space at some of the region's largest grocery chains, in particular Publix Super Markets, Inc. ("Publix").

In 1998, we acquired the Syfo Brand, (see below) and began manufacturing and selling Syfo Brand products directly to customers such as large southeastern chain grocery stores. Since July 1, 1998 revenues reported by UBI were generated from direct sales of Syfo Brand products to those customers, whereas revenues prior to that date reflected payments received from manufacturing products for others. We still expect some reported revenues to originate from production of beverage products for others; however, most of our revenues will be from sales of the Syfo Brand products.

We primarily distribute our products in the Southeastern United States. Besides the Sam's Club business, our major customers are Publix Super Markets, Winn-Dixie and Albertson's Food Stores. The principal area of distribution of our Syfo (R) bottled waters is Florida and Georgia. We have a significant relationship with Publix and therefore our primary market area is similar to the distribution area of Publix. As each new Publix store opens, Syfo(R) products are introduced into the new area.


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

Until September 2000 our principal source of revenues was the sale of our Syfo branded products to the major grocery chains. In September 2000 we were awarded a contract from Sam's Club to manufacture their private label spring water "Members Mark." The Sam's Club contract was terminated in June of 2001 by the Company's previous management team. The Sam's Club business constituted approximately 54% of our revenues during 2000 and 59% during 2001. Sales of the Company's Syfo branded products accounted for the balance of sales in each year with Publix being the Company's major customer. The Sam's Club business constituted approximately 79% of the revenues generated during those fiscal quarters that the Company supplied products to Sam's Club.

Change of Control

On October 31, 2000, the Company appointed Donald Rett and Phillip Huber to the Board of Directors as representatives of the Series B Preferred Shareholders. (The Company's Articles of Incorporation provide that the Series B Preferred Shares have the right to elect two directors to the Board.) Huber subsequently resigned in November 2000. In the fall of 2000, Carlos Ripley and John Koelle, two Series B shareholders, approached the Company with an offer to provide additional financing to the Company, on the condition that they be appointed to the Board of Directors. Both Ripley and Koelle were subsequently appointed to the Board of Directors. However, Rett refused to resign his position and claimed that his seat on the Board was as the representative of the IMA Group (financial advisors responsible for Series B shareholders). The offer of Messrs. Ripley and Koelle to provide additional financing to the Company never materialized following their appointment to the Board of Directors.

Immediately following their appointment to the Board, Directors Ripley and Koelle, with the support of Directors Rett and Jay D. Marsh, terminated Jonathon
O. Moore as CEO of the Company and constructively terminated Cydelle Mendius as President of UBI. The Board, led by Directors Ripley, Koelle, Rett and Marsh, then proceeded to lead management in shutting down operations of the Company, eliminating marketing and sales of the Company's products, terminating its relationships with customers, and defaulting on contracts with suppliers and creditors. The former Board also sought, on numerous occasions to sell the assets of the Company, on terms which the current management of the Company believes were highly unfavorable to the Company. Among the actions pursued by the former Board in 2001 were the following:

     o The Sam's Club contract was terminated by the Company because the Company did not have the financial resources required to fulfill the orders being placed;

     o However, the former Board rejected an offer by Mendius and others to provide $500,000 in financing to the Company on extremely favorable terms so that it could continue to supply Sam's Club;

     o A consultant, John Moribito, was engaged at a cost of $10,000 per month for the purpose of helping the Company increase revenues and achieve profitability;

     o Moribito instead presented to the Board an offer to sell all of its assets (valued at $6,697,966) to Glacier Clear Water Company for $2,200,000, with an 8% commission payable to Moribito;

     o Moore and Mendius resisted the proposed sale on the basis that it was too low a price and would have resulted in the insolvency of the Company and elimination of all shareholders' equity;

     o Similar sales were pursued by the former Board, but all were prevented from closing by Moore and Mendius through various court actions;

     o In May 2001, David Hopkins, an insurance agent in Houston and a financial planner for Director Ripley with no prior experience in the beverage industry, was elected President;

     o Between the first and fourth quarter of 2001 revenues of the Company fell 93% and losses increased by 142%;

     o The Company defaulted on its loan from its senior lender, which held a first mortgage on the Company's bottling plant in Leesburg, Florida, and permitted the lender to obtain a foreclose judgment and schedule a foreclosure sale without opposition;

     o The former Board and management of the Company waged a protracted and costly legal battle with Moore and Mendius, contesting the vote of a majority of the Company's common shareholders, draining significant amounts of cash from the Company and diverting attention from the operations of the Company.

Immediately following their termination, Directors Moore and Mendius initiated a legal campaign seeking restoration of their positions, removal of certain Directors and enjoinment of certain actions by the former Board. Shareholder consents to certain actions were obtained and subsequently challenged by the former Board. The Circuit Court in and for Duval County, Florida ultimately ruled in favor of Moore and Mendius in November of 2001, approving a shareholders consent action that removed Directors Marsh and Luciano Salvietti, added three seats to the Board of Directors and elected five new directors. Moore was thereupon reelected to the position of President and CEO of the Company and Mendius was elected as President of UBI. Directors Ripley, Koelle and Rett resigned from the Board by December 17, 2001.

The new Board and the reinstated management immediately began efforts to restore the Company's operations, restore relationships with customers and vendors, avoid foreclosure of the Company's assets and restructure the Company's financial arrangements. We also terminated all efforts undertaken by the former Board for the sale of all or substantially all of the assets of the Company.

Our Industry

Bottled water has been one of the fastest growing segments of the beverage industry over the last decade. Since 1988, overall sales of bottled water have more than doubled. Annual wholesale dollars for bottled water in 1999 were over $4.3 billion. In the United States, more than half of all Americans drink bottled water and about a third of the public consumes it regularly. Our target market area is the Southeast, which includes Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. Next to Texas, Florida has seen the largest increase in the consumption of bottled water over the last decade. Florida's consumption of bottled water during this time increased by 300%.

The bottled water market is composed of two segments - carbonated and non-carbonated. The carbonated segment of the market is composed of seltzers or sparkling waters, both flavored and non-flavored. Statistically, this segment also includes tonic waters and club sodas. The non-sparkling or non-carbonated segment of the market refers to the market for commercial and home and office delivery of drinking water in bulk, as well as consumer size containers sold at retail chains, convenience stores and super centers. The past 15 years have seen dramatic growth in the consumer size bottled water segment in particular. It is this growth that has attracted Pepsi Cola and Coca Cola to introduce their own national brands of bottled water, Aquafina and Dasani, which are "purified" bottled waters sold in consumer size bottles. The Universal Beverages brand, Syfo (R), consists of purified bottled water. The water we previously sold to Sam's Club was natural spring water, which is not carbonated or purified.

Non-Carbonated Waters

Throughout the 1990s, non-carbonated waters have been the key products for the bottled water industry according to the Bottled Water Reporter. By the end of 1999, this segment was responsible for 90% of total industry volume. Non-carbonated water is expected to grow through 2003 at a rate of 10.1% per year.

The non-carbonated water segment can be broken into three categories:

     o    retail premium waters (1 liter and smaller sizes);

     o    retail bulk waters (1 and 2.5 gallon jugs); and

     o    waters delivered in 5-gallon containers.

The single most important product for the entire bottled water category has been the retail premium waters. No category in any beverage segment has had the consistent long-term growth of the retail premium bottled waters.

The non-carbonated water market is predominantly comprised of the "spring water" segment. Spring water is drawn from underground springs, bottled and sold as "pure" bottled water, and usually has a strong regional brand associated with the source of the spring. These spring water market trends prevented the establishment of a national brand. The Perrier Group (Nestle S.A. Europe) has, however, built a national presence in the spring water market with its purchase of a series of regional brands including Arrowhead in California, Poland Springs in New York, Zephyrhills and Deer Park in the South and Callistoga in the Texas region.

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

Our Products

Syfo(R) Brand

Until September 2000, our principal source of revenues came from the production and distribution of the Syfo(R) brand of bottled waters. We provide a full line of purified carbonated and non-carbonated beverages under this brand name. Our Syfo(R) products are as follows:

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

We acquired the rights to the Syfo(R) brand in July 1998. In 1998 and 1999, we spent approximately $738,000 for the acquisition, maintenance, rehabilitation, redesign and development of the Syfo(R) brand. Also, we have made significant expenditures in expanding the product line. We believe that this brand can effectively compete in the bottled water market because:

     o The Syfo(R) name has brand equity with a long-standing and loyal customer base;

     o The Syfo(R) brand participates in both segments of the bottled water market: carbonated and non-carbonated;

     o The Syfo(R) brand of sparkling waters has premium shelf space in the principal supermarkets in areas in which they are marketed;

     o    The  Syfo(R)  brand  mark,   image,   and  packaging  were  redesigned
          completely after our acquisition;

     o The Syfo(R) brand has never had the benefit of advertising and promotion;

     o The sparkling water category has had a significant absence of innovative promotion and advertising; and

     o The non-carbonated drinking water category shows no signs of slowing growth.

We believe consumers identify the Syfo(R) brand with our sparkling waters, since the non-carbonated waters were only recently introduced. Most of our current revenues generated under the Syfo(R) brand are for our carbonated bottled water. We distribute the Syfo(R) brand through the major chain stores in the Florida and Georgia market area: Publix, Albertson's and Winn-Dixie. We do not have agreements in place with these stores, but we have enjoyed a steady stream of purchase orders. This practice is customary for retail outlets carrying products such as ours.

Our Customers

We have previously manufactured spring water on a private label basis for Sam's Club under its Members Mark(R) brand name.

We began delivering the private label spring water for Sam's Club in early September 2000. We sold this water to Sam's Club on a delivered basis under which they paid for the amount of water delivered to each store. We handled all aspects of production for Sam's Club including purchasing the spring water, bottles and labels, bottling, and providing for distribution to each store. We shipped our spring water to 93 Sam's Club stores in the Southeast. Through December 2000, we also shipped our spring water to approximately 100 stores in the Texas region as well as a distribution center in Laredo, Texas which labels and distributes products for sale in Mexico.

We have received a vendor number and executed a vendor agreement with Wal-Mart Stores, Inc. for shipping our 1 liter seltzer and naturally-flavored sparkling Waters on an in-out basis. Wal-Mart is the parent of Sam's Club. We have no contract for ongoing manufacture or supply of Wal-Mart stores.

In 2000, Sam's Club represented 54% of our total sales, while Publix Super Markets represented approximately 27% of our total sales. We had three customers which represented a significant portion of our sales in fiscal years 1999:
Publix Super Markets represented 48.1% of our total sales, Albertson's represented 10.1% of our total sales and Winn-Dixie Food Stores represented 7.5% of our total sales.

In 2001, Sam's Club represented 59% of our total sales, Publix represented approximately 26% of our sales and Winn-Dixie Stores, Inc. ("Winn-Dixie") and Albertson's, Inc. ("Albertson's") combined for approximately 5% of our sales. The balance of sales were to small accounts and export customers.

The Sam's Club contract was terminated by prior management of the Company in 2001. Although current management of the Company is optimistic that it can re-establish a relationship with Sam's Club, there can be no assurance that we will be successful in doing so.

Recent Developments

The Company experienced severe turmoil and deterioration of its operations and financial condition in 2001. See - Change in Control.

The Company also lost its largest customer account, Sam's Club, in 2001. Currently, Publix is our largest customer for distribution of our Syfo(R) products to the public. We also ship to Albertson's, Winn Dixie and others. As of November 2001, as a result of neglect by former management of the Company, we had lost essentially all of our shelf space with these major grocers, shelf space that the Company had enjoyed for the past 15 years. The loss of shelf space was due to the Company not shipping product when ordered and no sales support or communication with the buyers or our customers. In November 2001, the Company engaged Alan Silverstein, an expert in the beverage industry. Mr. Silverstein successfully persuaded our major customers to reauthorize our shelf space and reintroduce our products back into the stores. To date we have recaptured shelf space in 40% of the Publix locations, and we expect to have our products on the shelf in substantially all of the Publix locations by the end of May 2002.

The Company narrowly avoided foreclosure of its Leesburg plant in December 2001. The foreclosure judgment obtained by its prior lender is now held by Universal Realty Investors, LLC, which is not affiliated with the Company. The Company negotiated a forbearance agreement with Universal Realty Investors, LLC to allow the Company to pursue refinancing opportunities. Although that forbearance agreement has now expired, Universal Realty Investors, LLC has not taken any steps to enforce the foreclosure judgment. Universal Realty Investors, LLC has also indicated to the Company that it would be willing to enter into a sale lease-back transaction with the Company and in conjunction therewith grant the Company a right to repurchase the Leesburg plant. The Company is currently evaluating this offer and other refinancing opportunities.

By a shareholder consent action which became effective November 19, 2001 by order of the Circuit Court, Jay Marsh was removed as a director of the Company and the following persons were elected as new directors: Darl Bien, Clifford Alan Moore, Alan Silverstein, Brian Sieber and Steve Robinson. The newly constituted Board reelected Jonathon O. Moore as CEO and President of the Company. The Company then named Cydelle Mendius as President of UBI.

Business Development and Marketing

We developed a new non-carbonated version of our bottled water in late 1997 and introduced it under the Syfo(R) brand name. By 1998, this new Syfo(R) product line was available at Publix Super Markets and Winn-Dixie Stores in the Miami and Jacksonville areas. In early 1999, Albertson's Food Stores introduced our Syfo(R) non-carbonated waters in its southern division. We have not been successful in keeping all of our non-carbonated shelf space due to the lack of funds available to consistently promote and market our non-carbonated products in this highly competitive arena.

In order to continue the development and introduction of our product lines, we need to formulate a marketing strategy and commit marketing resources to product promotion. Without such a strategy and program the ultimate success of our product lines will be in question. In the past we did not make it a priority to fund marketing. Provided the Company is able to complete its financial restructuring and obtain working capital, we intend to develop and implement marketing and sales programs to support all of our product lines.

We established a distribution division in 2000 and dedicated substantial resources in building that business. The distribution division distributed our own products and products of others to customers other than our principle major chain accounts, i.e. Harris Teeters, Wild Oats, and Whole Foods. The distribution division distributed to restaurants, convenience stores, delicatessens, hotels, liquor stores as well as those grocery chains which do not have warehouse distribution. The distribution center was to have been fully operational for the summer of 2001. In South Florida major distribution efforts were planned for our noncarbonated water product lines. However, former management of the Company, acting at the direction of the former Board, shut down the distribution center in Miami which resulted in the business being sold at a loss. We believe the distribution business remains a viable opportunity for the Company.

Provided the Company is able to complete its financial restructuring and obtain working capital, we plan to extend the product lines under the Syfo Brand to include our proprietary mixers, such as ginger ale, club soda, flavored still water line, Syfo spring water and other additional products intended to exploit the value in the Syfo Brand mark.

On February 1, 2000, we entered into a five-year exclusive pouring rights agreement with the National Football League's Jacksonville Jaguars at Alltel Stadium in Jacksonville (the "Jaguars Agreement"). The Jaguars Agreement required that only our Syfo Brand bottled water be sold at any event conducted by the Jaguars in Alltel Stadium. The Jaguars Agreement also provided that the Jaguars or their events sponsor would purchase bottled water from the Company and we paid the Jaguars a fee of $160,000 per year. The payments were applied to television advertising with Syfo commercials broadcast during every Jaguar game as well as stadium banners and advertisements, including a 24 foot tall bottle of Syfo water on the north end of the stadium.

The previous Board terminated the Jaguars Agreement because the Company did not have the funds to pay the sponsorship fee and because the former Board believed that the Jaguars Agreement would have little value after the sale of the Company's assets to Glacier Pure.

Manufacturing

We currently operate a modern 89,000 square foot manufacturing facility located in Leesburg, Florida, which is northwest of Orlando. We have one fully automated assembly line. We also have our own bottle making equipment which is still uninstalled 2 years after having purchased it. We need approximately $250,000 to complete the electrical upgrades necessary for the installation of the bottle making equipment.

Our Suppliers

After January 2001 the Company, under the direction of the former Board, defaulted on multiple notes and agreements with suppliers and lenders. Most of our suppliers had agreed to provide the necessary materials and services only on a COD basis. Schmalbach-Lubeca, a key supplier of bottles to the Company, extended our credit line to $1,000,000 when the Sam's Club account was awarded to the Company in 2000. The credit line was kept within $500,000 for bottle purchases until the removal of Moore and Mendius. Upon the representation from Koelle and Ripley that they would inject a substantial amount of new capital into the Company, Schmalbach allowed the credit facility to be fully used. The funds promised by Koelle and Ripley never materialized and Schmalbach subsequently stopped delivering bottles to the Company.

The Company has since reached an agreement in principle with Schmalbach for the conversion of the outstanding balance due (approximately $947,000) into a note to be repaid by a surcharge on subsequent bottle purchases. The note will also permit the entire balance due to be converted to common stock. We have also reached an agreement in principle with Schmalbach for a new credit line for bottle purchases as needed.

Prior to Moore being renamed CEO on November 19, 2001 most of our suppliers had generally refused to extend credit and only supply us on a COD basis. However, with respect to those suppliers who provide raw materials and services which are critical for the ongoing operations of the Company, limited credit arrangements have been negotiated and those relationships are beginning to normalize as our revenues and economic activity continue to increase.

As we continue to restore operations, we will be required to find additional sources of working capital in order to fulfill orders. At this time, we do not have access to such working capital. This is likely to hamper our ability to fund raw material purchases and operations necessary to keep pace with demand.

We previously obtained spring water from the Spring of Life, a spring located approximately 20 miles from our manufacturing plant for those products requiring spring water. We owe the Spring of Life $54,000, but they have agreed to accept $16,000 in full satisfaction of this debt. Spring water is derived from the underground formation, which naturally brings water to the surface of the earth and must be collected right at the source in order to preserve and deliver it in its natural state. Most spring waters have between 90 and 300 parts per million of total dissolved solids. At this time we do not have a source for spring water and are not shipping spring water products.

We obtain the water for our purified Syfo(R) products from the City of Leesburg, Florida where our plant is located. Our Syfo(R) products are purified water. Purified water is water that has been produced by distillation, deionization, reverse osmosis or another suitable process that meets the definition of purified water. Our Syfo(R) purified water, is less than 10 parts per million of total dissolved solids. Recent studies have indicated that consumers are becoming better educated about the different levels of purity and the total amount of dissolved solids found in most bottled waters.

Other raw materials used in the production of our beverages are obtained from a variety of suppliers. We obtain preprinted labels and then add them to our plastic bottles. Two summers ago, we encountered shortages in the supply of plastic bottles in popular denominations. Although there are a significant number of large suppliers, in times of shortage they will meet needs of their larger clients first. To combat this risk we purchased bottle making equipment in 2000. That bottle making equipment remains uninstalled from lack of funds required to make the necessary upgrades.

We purchase the remainder of the raw materials from a variety of suppliers. We believe alternative sources of supplies may be available, if we encounter difficulty with any suppliers.

Our Competitors

We have significant competition for all of our products. Many of our competitors are recognized nationally and possess substantially greater marketing and financial resources than we do. We compete with other brands of similar products by price, shelf space and product positioning within the designated shelf-space area of each store. Products with national brand recognition generally have higher prices, while our Syfo(R) products are generally priced lower than those of our national competitors. We market our products through pricing and by managing shelf space with our own merchandising personnel. In the past we conducted store level promotions (including some display activity) and other programs. We have not consistently conducted extensive marketing or advertising campaign in the past due to capital constraints. We have added Alan Silverstein to the management of our company. Mr. Silverstein has extensive experience in marketing and sales in the beverage industry. We believe that Mr. Silverstein will make a significant contribution to the Company's ultimate success in marketing of its products.

Our  principal  competitors  in the  sparkling  water  segment  are Canada  Dry,
LaCroix, Ritz, Seagram's, Perrier, Clearly Canadian, Crystal Bay, New York Seltzer, San Pelligrino, and private label brands. Our principal competitors in the non-carbonated bottled water market are Pepsi Cola's Aquafina purified water, Coca Cola's Dasani purified water and various regionally distributed spring waters including Zephyrhills, Deer Park, Poland Springs, Crystal Springs and private label store brands. Our products, especially the Syfo(R) products, are subject to intense competition from companies that have significantly greater market share, shelf space, financial resources and distribution channels. These companies have the resources to either lower the price of their products in a predatory manner or secure the prime space in the outlets in which bottled water products are sold. Some of our competitors may have relationships with stores, including Publix, which enable them to continuously promote their products. Publix may also enjoy significantly greater profits from selling these brands as a result of higher sales volumes.

Our private label business is also highly competitive and involves much lower gross profit margins. Because other suppliers exist in the Southeast, price is a key competitive component. The actions of the management of the Company under the direction of the former Board resulted in a significant degradation of our reputation and the expectations that we can deliver products to customers on a timely manner.

We cannot be sure that the Syfo(R) Brand products will ultimately be successful, or that outlets, including Publix, will continue to carry our products. The shelf space allotment is reviewed approximately every six months to a year. Slow selling products are eliminated and replaced with new products or products that have a higher profit potential or greater sales history. New entrants in the spring water market appear regularly. Consumer response is generally created through marketing and sales promotion.

Our Strategies

Since the change of control which occurred in November 2001 our strategy has changed from liquidation of the asset base to restoration of the Company and pursuit of its original goals. Those goals are:

     o To build shareholder value by exploiting the Syfo brand mark and its brand recognition;

     o To utilize excess manufacturing capacity at our Leesburg plant with private label products and leverage our expertise in the manufacturing of bottled water (using the private label business to defray the costs of the manufacturing facility until the branded products sales expand to require all of the capacity available); and

     o To pursue opportunities which exist in purchasing other companies, brands or products which may directly or indirectly leverage our expertise and capabilities in the bottled water industry.

Potential Liability and Insurance

We are engaged in a business which could expose us to possible claims for personal injury resulting from contamination of water produced by our manufacturing plant. While we carefully monitor the quality of water purified and bottled by our plants through regular testing, we may be subject to exposure in the case of customer misuse of a cooler or inappropriate bottle storage. We maintain blanket product liability insurance against liability resulting from certain types of injuries. Additionally, we maintain an umbrella policy to cover claims above the limits of the product liability insurance. Although no claims have been made against us or any of our customers to date, we cannot be sure that claims will not arise in the future or that our insurance coverage will be sufficient to pay these claims.

Trademarks

We own federal trademarks for two designs using the name Syfo(R), as well as a trademark for Syfo 100% Purified. We have applied for trademark protection of our redesigned logo and new logos under the following names with the United States Patent and Trademark Office: Syfo, Syfo Brand, and Syfo Brand 100% Purified Sparkling Water.

Government Regulation

Manufacturing practices, quality standards, and labeling of our bottled water products are regulated by the Food & Drug Administration, as well as the states and localities in which the water is distributed.

The FDA regulates our products as a "food." Accordingly, our products must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of water products, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health, as well as substances that affect the smell, color and taste of water. Also, these quality standards require public notification whenever the microbiological, physical, chemical or radiological quality of our products falls below standard. The labels affixed to bottles and other packaging of our products is subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment which are enforced by the FDA. Our quality control laboratory is an important element of our meeting applicable regulatory requirements and providing quality products to consumers.

Our Employees

We have 14 employees as of December 31, 2001 and April 15 2002. These consist of 7 administrative employees including our executive officers, 1 sales and marketing employee, 1 quality control employee and 5 manufacturing employees.

None of our employees are represented by a union or other collective bargaining organization. We consider our relationships with our employees and independent contractors to be satisfactory and have historically experienced low employee turnover.

Risk Factors That Affect Our Business

You should consider carefully information about these risks and all information contained in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks faced by us as described below and elsewhere in this Report. We have no uncertainty regarding who the board of directors or officers of the company are.

We currently have an outstanding foreclosure judgment against our principal asset and no forbearance agreement in force. If the holder of the foreclosure judgment holds a foreclosure sale, then we would be forced to discontinue operations.

As of December 31, 2001, we have indebtedness totaling more than $1,288,782 overdue, not including dividends payable to our preferred shareholders equal to approximately $138,000 as of December 31, 2001. We have past-due payables to our suppliers of $3,886,447. We have made some payments on the payables due our vendors and worked arrangements with others. However there is no certainty that we can continue to make such payments or perform under such agreements without substantial additional working capital or capital infusions. We are exploring various financing options none of which have materialized to date. If we cannot find financing alternatives the assets of the Company may be sold and we could cease operations. We have a history of operating and net losses and may not be able to convince potential investors that the Company can be made profitable.

We have incurred operating losses since inception of our current operations in 1996 and may continue to incur substantial losses in the future. In particular, we incurred losses from operations of $3,142,235 and net losses of $7,521,666 for fiscal year 2000. We experienced losses from operations of $3,254,216 and net losses of $3,387,732 for fiscal year 2001. These losses occurred on revenues which decreased from $5,500,369 for fiscal year 2000 to $4,769,555 for the fiscal year ended December 31, 2001. The decrease in revenue is largely attributable to the loss of sales to Sam's Club. The decline in net losses is primarily attributable to the extraordinary costs incurred in 2000 in connection with certain capital expenditures and other transactions. The net losses would have been substantially smaller in 2001, but for the costs associated with the Company's litigation with Moore and Mendius. Because of these losses the Company's net equity has been dissipated and we will need to raise substantial amounts of additional capital to remain viable. The overhead costs of running the Company have, however, dramatically declined.

Our current liabilities exceed our current assets by approximately $5,869,396 which includes all loans and notes which have been declared in default and $3,886,447 of accounts payables as of December 31, 2001. We are currently seeking to raise funds to refinance the defaulted loans and other obligations and arrange payment terms with all of our accounts payable vendors, as well as settle all of the Company's outstanding litigation and liens. If we are unable to arrange for new financing and or make successful arrangements with our creditors we may not be able to continue in business.

We have failed to make required dividend payments on our Series B and Series C preferred shares. The Series B and Series C Preferred shareholders have declared events of default, which entitles them to cast 5,620,000 votes toward the election of directors. Although this constitutes a large bloc of votes for such purposes, they do not constitute enough votes on their own to cause a change in control of the Company.

We rely on a limited number of clients for a large percentage of our revenues, which means that we face a greater risk of loss of revenues if we lose any individual client.

For the year 2001, three clients, Publix, Winn-Dixie, and Albertsons accounted for approximately 31% of our revenues or 26%, 3% and 2%, respectively. In 2001, approximately 59% of our revenues came from Sam's Club, with a significant portion of the remaining revenues coming from Publix Super Markets. We terminated our Sam's Club business which resulted in a loss of these revenues and increase in our losses. We also did not ship products to our other customers until the change of control occurred in November 2001.

For the first quarter of 2001, sales to Sam's Club accounted for approximately 80% of our revenues.

Our lack of working capital results in us paying substantially more to our suppliers than we would if we had sufficient working capital. Our decision not to complete our bottle making capability also prohibits us from being able to take advantage of additional cost savings.

In recent years, the demand for natural water products has grown as a reflection of consumer preferences toward healthier alternatives. These consumer preferences may be influenced, however, by the availability and appeal of alternative beverages. In addition, general economic conditions may have an impact on consumer willingness to purchase natural water products. Our Syfo(R) brand is known primarily as a participant in the carbonated water market. The market for carbonated water products has stagnated in recent years. As a result we entered the non-carbonated market which has a significantly higher growth rate. Even though bottled water growth is projected to increase, we cannot be sure that the consumer demand for bottled water products will continue to grow or maintain its recent popularity. If it fails to do so, our business could be harmed. Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to increase our market share.

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

Because we rely on limited third parties to supply materials needed for production of our products, our business could suffer from delays, as well as additional problems associated with these third party suppliers, that could cause us to lose clients and revenues on a temporary or permanent basis.

Since we sell a beverage product consumed by persons, we face a risk of liability from potential contamination of our products.

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

Since our product sales are seasonal, fluctuations in our operating results may cause our stock price to fall.

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

Our Board of Directors can issue preferred stock without the consent of our shareholders, which could adversely affect our common shareholders.

Our Board of Directors has issued substantial amounts of preferred stock and may continue to issue shares of preferred stock without shareholder approval, on terms as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

If our preferred shareholders convert their preferred stock to shares of common stock, the market price of our common stock could be depressed.

We have 589,600 shares of convertible preferred stock outstanding. Of these preferred shares, 432,500 convert at a rate of four common shares to each share of preferred, 130,600 shares convert based upon the market price of our common stock discounted by 20%. These shares cannot be converted until 2003.

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

Because shares of our preferred stock convert at a discount to market, our shareholders may suffer substantial dilution upon conversion of the preferred stock.

Our Board of Directors can issue common stock without the consent of our shareholders, which could adversely affect our common shareholders

Our Board of Directors has issued substantial amounts of common stock in past and may issue substantial amounts of common stock in the future in order to restructure and save the company. We issued warrants for 1,800,000 shares of common stock to Universal Realty Investors, LLC in December 2001 which if exercised could cause a dilution of common shareholders interests.

We may continue to issue shares of common stock without shareholder approval, on terms as the Board may determine. This may further depress the price of our common shares as they trade on the market.

The following table sets forth information based on the number of outstanding shares of common stock as of December 31, 2001.


                                                                         No. of Shares of           Percentage of
     Series of                Amount             Market Price of         Common Issuable              Outstanding
Preferred Stock (1)         Outstanding           Common Stock           Upon Conversion           Common Stock (2)
-------------------         -----------          ---------------         -----------------         ----------------

Series B                     432,500             Not applicable.            1,081,250                   7.54%

Series C                     132,000             Not convertible                                         N/A
                                                 until 2003


Common stock par value $.001                     13,252,684 December 31, 2001
Common stock par value $.001                     21,104,876 March 31, 2002

     Conversion may result in dilution to existing shareholders, since the holders of shares of preferred stock may ultimately convert their shares into a very large number of shares of common stock. The lower the price of our common stock, the more shares of common stock will be issued upon conversion.

(1) Series C preferred stock converts at the closing market price as of the day prior to the conversion after March 31, 2003. Series E preferred stock converts at 80% of the average of the bid and asked prices over the 30 days prior to conversion.

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

11,246,321 of our total outstanding common shares are restricted, but may be publicly sold. This could cause the market price of our common stock to drop significantly, even if our business is doing well which would reduce the value of your investment

We had 13,252,684 shares of common stock outstanding as of December 31, 2001 and 21,104,876 as of March 31, 2002. This does not include the common stock which may be issued upon exercise of warrants or conversion of our shares of preferred stock or further issuance of common and preferred shares as the we attempt to restructure our company.

2,006,363 shares of our common stock which was previously restricted may be publicly sold as of December 31, 2001 under Rule 144 of the Securities Act of 1933. In addition, 2,225,391 shares of our common stock which was previously restricted may be publicly sold as of March 31, 2002 under Rule 144 of the Securities Act of 1933. Rule 144 limits the amount of restricted common stock that may be sold in any three month period to the greater of 1% of outstanding common stock or the average four week trading volume prior to filing Form 144 with the Securities and Exchange Commission.


Item 2. Description of Property.

During April 2001, we closed our corporate offices in Jacksonville Florida. On November 19, 2001 we reopened new offices in Ponte Vedra, Florida. Our monthly rental payment is pro rated on an escalating basis over a three year period at an average of approximately $2,200 per month for approximately 2,350 square feet of office space.

Our manufacturing plant, which we purchased on June 30, 2000, is located in Leesburg, Florida. The facility features an 89,900 square foot production plant, warehouse and offices surrounded by 7.5 acres of landscaped land. Our plant also has a quality control laboratory, which monitors the water we bottle. We purchased our Leesburg manufacturing facility on June 30, 2000 after previously leasing it. The purchase price of our manufacturing facility, excluding the cost of a purchase option of $300,000, was $1,400,000, which we financed in part with a $500,000 loan from the First National Bank of Blue Island. This loan was subsequently increased to $600,000 and was due on January 3, 2001. The loan was secured by a $600,000 mortgage on our Leesburg manufacturing facility and a first lien on all of our other assets, including the Syfo(R) trademark, cash, accounts receivable, contract rights, inventory and equipment. In 2001, the Company defaulted on this loan and the former Board of the Company permitted the mortgage holder to take a foreclosure judgment and schedule a foreclosure sale without opposition.

The foreclosure judgment obtained by its prior lender is now held by Universal Realty Investors, LLC, which is not affiliated with the Company. The Company negotiated a forbearance agreement with Universal Realty Investors, LLC to allow the Company to pursue refinancing opportunities. Although that forbearance agreement has now expired, Universal Realty Investors, LLC has not taken any steps to enforce the foreclosure judgment. Universal Realty Investors, LLC has also indicated to the Company that it would be willing to enter into a sale lease-back transaction with the Company and in conjunction therewith grant the Company a right to repurchase the Leesburg plant. The Company is currently evaluating this offer and other refinancing opportunities.


See the discussion of our liquidity in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Under the former management of the Company, we closed our Fort Lauderdale, Florida warehouse and laid off all six employees. We leased approximately 11,500 square feet for a term of three years ending on May 31, 2003. To reduce overhead expenses, we were released from the lease in exchange for our agreement to give a $2,500 credit in merchandise each month to a distributor of ours who is liable for the lease. This agreement was reversed by the Circuit Court in and for Duval County, Florida and we have entered into negotiations with the group who purchased the assets from us for a resolution of these issues.

Item 3. Legal Proceedings.

We are a party to a number of lawsuits arising out of commercial transactions. Although with one exception none of the suits would normally involve a material amount of potential liability, our current liquidity needs result in a different conclusion. Any adverse determination in any of the pending litigation matters would have a material adverse effect on our financial condition.

In 1997, suit was filed by David F. Bolger, as Trustee of the David F. Bolger Revocable Trusts, against our subsidiary and our former chief executive officer, Jonathon O. Moore, in the Fifth Judicial Circuit Court in Lake County, Florida. This claim is for $27,000 and relates to a lease agreement between the Company and the Bolger Trust. Our former president, David Hopkins, entered into a settlement agreement with Bolger in which he agreed to pay $25,000 upon execution of the agreement and $80,000 one month later. At the time of execution of this agreement, Hopkins knew or should have known that the Company would not have the money to pay the first settlement and therefore Bolgers agreement increased to $80,000. We booked this entire amount in the fourth quarter of 2001.

On November 25, 1998, American Containers, Inc. filed suit against our subsidiary in the Ninth Judicial Circuit in Orange County, Florida, claiming damages in the approximate amount of $57,000 for failure to pay a shipping invoice on a labeler. A final default judgment was entered against us in this case. We have appealed the judgment and expect to prevail. The lawyer for the plaintiff has quit the case and we have had no activity on the case for an extended period.

On April 12, 2000, Republic Security Bank filed suit against our subsidiary and our former chief executive officer, Jonathon O. Moore, in the 11th Judicial Court of Miami-Dade County, Florida. This matter involves an amount in controversy of $175,000 plus statutory and punitive damages. This claim arose in connection with a note in an unrelated company. Additionally, the Bank may be citing suit claiming misrepresentation relating to our acquisition of the Syfo
(R) branch. The bank has not pursued this action for some extended period of time. The status of the case is not clear.

On October 30, 2000, Stewart Merkin, Esq., an attorney who formerly represented us, filed suit against our subsidiary for outstanding attorneys fees due in the 11th Judicial Circuit Court of Miami-Dade County, Florida. A default judgment for approximately $38,000 was awarded to Mr. Merkin on December 7, 2000. Our current management has not seen a copy of the complaint, but we are seeking to set aside the default judgment entered against us due to improper service. We expect this judgment to be vacated.

On December 11, 2000, Cortez, Inc. filed suit against us in the Fifth Judicial Circuit Court in Lake County, Florida claiming that it supplied and fabricated equipment for our Leesburg facility, but was never paid. Cortez, Inc. has also filed a $477,000 lien against our facility. David Hopkins entered into a settlement agreement with Cortez in which we agreed to a judgment totaling $561,697 on November 15 2001.

On December 14, 2000, JPC Consulting Company, Inc. filed suit against us alleging damages in the amount of $56,000 in the Fifth Judicial Circuit Court in Lake County, Florida. This claim is based on non-payment for consulting services rendered and equipment purchased and delivered to us. In connection with this lawsuit, several subcontractors including Southeast Atlantic, Pure-Flow, Southern Automated and Southern Power have filed claims against us and some have taken action to foreclose upon liens on our Leesburg facility. We have filed a claim that JPC does not have statutory right to file nay lien on any property and that the statute of limitations has expired on the execution of the claim we are awaiting resolution to this claim.

On December 28, 2000, John W. Cooney and Cy Ventures filed suit in the 11th Judicial Circuit Court of Miami-Dade County, Florida, claiming that we did not honor an appropriate request to transfer restricted shares of our common stock. The amount of damages claimed in this case depends upon fluctuating stock prices. Our current counsel wrote a legal opinion in February 2001 to the effect the shares could be transferred. We entered into an agreement with Cooney and CY ventures in which we granted to Cooney a judgment for $42,000 on his claim that he invested $25,000 in our company as a note and not as capital we also granted to Cooney an additional 100,000 shares of common stock. When Moore became aware of this agreement after being named CEO in November 19, we could find no reason why we would have agreed to such an outcome. We now believe that this was agreed to by the Company in exchange for Cooney not supporting Moore's efforts in regaining control of our Board of directors. The economic costs of this were booked in the fourth quarter of 2001.

On January 9, 2001, Adorno and Zeder, P.A. filed suit in the 11th Judicial Circuit Court in Miami-Dade County, Florida, to recover attorneys fees and costs for legal services rendered to our subsidiary, Universal Beverages, Inc. Plaintiff is seeking approximately $35,000 in unpaid legal fees. We allowed a default judgment to occur and the plaintiff able to seize funds in our checking accounts. We can offer no explanation why those charged with the responsibility of managing the company at the time would have allowed this to happen.

On or about January 10, 2001, All About Gourmet, Inc., Adam Olnick and Mario J. Fernandez filed suit against our subsidiary in the 11th Judicial Circuit Court in Miami-Dade County, Florida, for an unliquidated amount of damages. This claim is based on tortious interference with a contract. The same parties have filed an additional suit seeking payment on a note and damages for conversion of a vehicle against one of our employees. This action is continuing.

In December 2000, Southern Power & Controls Corp. filed a lien and a lis pendens against the Company in the amount of $127,500 for improvements made to the Company's Leesburg plant. The Company has reached an agreement to settle these claims for payment of $40,000.

In December 2000, Southern Automation, Inc. filed a lien against the Company in the amount of $79,201. That lien has now been dismissed in exchange for no payment by the Company.

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

--------------------------------------------------------------------------------
Quarter Ended                  High Bid                     Low Bid
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
March 31, 1999                  $8.62                        $7.50
--------------------------------------------------------------------------------
June 30, 1999                   $7.50                        $7.50
--------------------------------------------------------------------------------
September 30, 1999              $6.50                        $0.50
--------------------------------------------------------------------------------
December 31, 2000               $0.93                        $0.12
--------------------------------------------------------------------------------
March 31, 2000                  $5.50                        $0.25
--------------------------------------------------------------------------------
June 30, 2000                   $5.00                        $1.84
--------------------------------------------------------------------------------
September 30, 2000              $4.00                        $1.75
--------------------------------------------------------------------------------
December 31, 2000               $2.25                        $.375
--------------------------------------------------------------------------------
March 31, 2001                  $1.875                       $.438
--------------------------------------------------------------------------------
June 30, 2001                   $0.22                        $0.22
--------------------------------------------------------------------------------
September 30, 2001              $0.07                        $0.07
--------------------------------------------------------------------------------
December 31, 2001               $0.07                        $0.05
--------------------------------------------------------------------------------
March 31, 2002                  $0.05                        $0.05
--------------------------------------------------------------------------------


These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Holders

As of December 31, 2001, there were 279 holders of record who held certificates and 310 who hold their certificates in street name.

Dividend Policy.

The Company has never paid cash dividends on our common stock. We expect that we will be unable to declare dividends on our common stock in the near future. Our financial condition makes such a declaration in violation of the Florida Statutes. Payment of dividends is within the discretion of board of directors and will depend upon a significant improvement in our financial condition. Further, even if our financial condition improves significantly, we may retain earnings to develop our business.


Recent Sales of Unregistered Securities

During fiscal year 2000, the following persons and entities acquired securities from us as set forth in the table below. We sold the securities listed below in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and, for accredited investors, also under Rule 506 of Regulation D thereunder.

As previously disclosed, in January, 2001, we issued 216,250 shares of our common stock, valued at $1.00 per share, in lieu of paying cash dividends, to the Company's Series B preferred shareholders for two quarterly dividends past due. These shares were sold in reliance on the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

On January 24, 2001, our Series D preferred shareholders, Mr. and Mrs. Roberto Rial and Mr. and Mrs. Lasse Moe, converted all of the outstanding Series D Preferred Stock into a total 612,202 shares of common stock. On January 24, 2001 our Series E Preferred shareholder, McLean Ventures Corporation, converted 31,000 shares of the outstanding Series E Preferred Stock into 622,825 shares of common stock. On January 24, 2001 our Series F Preferred shareholder, Altamonte Capital, LLC, converted all of the outstanding Series F Preferred Stock into 670,734 shares of common stock. The conversions were all based upon the formulas contained in our articles of incorporation. We issued these shares in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.

On March 25, 2002, Mr. and Mrs. Roberto Rial and Mr. and Mrs. Lasse Moe, were issued 381,358 additional shares of common stock on their Series D conversion from January 24, 2001. On March 25, 2002, McLean Ventures Corporation, was issued 341,376 additional shares of common stock on their series E conversion from January 24, 2001. On March 25, 2002, Altamonte Capital, LLC, was issued 414,349 additional shares of common stock on their series F stock conversion from January 24, 2001. The additional stock was issued to correct a conversion error made in the January 25th, 2001 conversions. The conversion corrections were all based upon the formulas contained in our articles of incorporation. We issued these shares in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.

On October 25, 2001, our series E preferred shareholder, Ramon Rodriguez converted all of the outstanding Series E Preferred Stock into a total of 3,075,994 shares of common stock. On March 25, 2002, Ramon Rodriguez was issued 1,381,840 additional shares of common stock on his Series E conversion from October 25, 2001. The additional stock was issued to correct a conversion error made in the October 25, 2001 conversions. The conversion corrections were all based upon the formulas contained in our articles of incorporation. We issued these shares in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.


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

Results of Operations

Years Ended December 31, 2000 and 2001

We had total revenues of $4,769,555 in 2001 compared with $5,500,369 in 2000, a decrease of 13.3% or $ 730,814. This decrease is due to our termination of the Sam's contract and our late deliveries to our Syfo customers.

Cost of goods was $3,956,237 in 2001 or approximately 82.4% of total revenues. This is a 1% increase over the 2000. The cost of goods includes the cost of our manufacturing operations, which were booked at $840,904 verses $904,687 for the year 2000. The raw materials used to manufacture our products were $3,115,333 or 65.3%, results consistent with the previous year. The 2001 results reflect the direction of management under the direction of the former Board of Directors to focus being on liquidating the assets of the Company. Previous management's results for 2000 were better than 2001 even though the Company was in a startup phase of operations for Sam's Club and despite an increase in the yield on the Sam's products in 2001.

General and administrative expenses were $931,858 or 19.55% of total revenues in 2001 compared with $868,160 or 15.78% of total revenues in 2000 representing an increase of $63,698. With revenues declining general and administrative costs were not reduced in kind, due to the efforts directed to resistance of the shareholder efforts to influence the direction of the Company. These costs reflect the administrative costs of running the Company including marketing and other costs required to maintain our status of a public company.

Sales expenses declined by $276,229,  from $913,932 in 2000 to $637,703 in 2001.
In 2001 these costs amounted to 13.3 % of revenues as compared to 16.61% in 2000.These costs are mainly the costs to ship our products to our customers and the retail support staff and other commissioned services. We terminated most of our retail support after January 21, 2001 as well as other sales related activities. The termination of the Sam's Club business alone resulted in a substantial reduction in freight and shipping.

Marketing expenses were $46,923 for 2001 as compared to $452,015 for 2000 reflecting a drop of 90% or $405,092 from the year-end 2000 to 2001. The drop in these expenses reflect the change in direction the Board took after January 21, 2001, from one of market and brand development to one of liquidation of the assets of the Company.

Consulting and professional fees declined $232,646 from $723,059 in 2000 to $490,413 for 2001. For the year 2001 these fees constituted $237,241.39 in legal costs, $190,935.88 in consulting costs and other fees for accounting, and other for costs of $63,235.54.

Impairment of Long Lived assets. Applying recent accounting standards, the Company's auditors have determined that the Syfo brand mark is impaired and must be adjusted to reflect its current value to the Company. Therefore, the carrying value of the Syfo brand mark was reduced by $30,355.

Depreciation and amortization expenses increased $56,875 from $494,615 in 2000 to $551,490 2001, reflecting various routine changes in our assets and depreciation schedule.

Interest expenses were $410,592 in 2001 compared with $278,001 in 2000, an increase of $132,591 caused primarily by the judgments, defaults and other interest charges resulting from the deteriorating financial condition of the Company for the year and the former Board's failure to defend the Company against legal actions and judgments.

Our net loss for 2001 was $3,387,732, a decrease from the net loss in 2000 of $7,521,666. The loss of 2000 included an extraordinary charge to income from the conversion of debt to equity. The loss from operations in 2000 was $3,142, 235 compared with $3,254,216 for 2001.

The costs incurred in resisting Moore and the common shareholders amounted to $595,089, which includes indemnification costs incurred by Moore and Mendius and the efforts expended by the common shareholders in regaining control of our Company. These costs, together with additional charges resulting from the disposal of assets in them amount of $316,548, and $133,516 on losses from discontinued operations were primarily responsible for our net loss of $3,387,732 for the year ended December 31, 2001.

Liquidity and Capital Resources

Net cash used for operating activities was $18,867 for the year ended December 31, 2001 and $2,567,507 for the year ended December 31, 2000. The primary reason for the decrease of $2,548,640 in cash used for operations was the declining revenues associated with the loss of operating revenues, primarily the Sam's Club business.

Net cash provided by financing activities was $132,381 in 2001 and $5,727,814 in 2000, a reduction of $5,595,433. This decrease represents the absence of new capital or investment in the Company.

We used net cash in investing $119,040 for the year ended December 31, 2001 and $3,104,827 for 2000, a decrease of $2,985,787, indicative of the lack of new business activity during 2001.

As of December 31, 2001, our current liabilities, including the current portion of long-term debt, exceeded our current assets by $5,868,396. All of our debt is currently due, which includes a foreclosure judgment in favor of Universal Realty LLC. This judgment includes substantially all assets of the Company. This amount also includes $150,000 we borrowed from Clifford Alan Moore in October 2000. Mr. Moore holds a junior security interest in our cash, accounts receivable and equipment.

Because of the past due debt and dividends and negative working capital, we need new financing to remain operational. We have been exerting substantial efforts to obtain financing without success. Because of our precarious financial condition, we may not be able to continue operating.

Subsequent Events

The Company has entered into a Letter of Intent with Four J Funding, LLC to provide $1,750,000 in financing to refinance the foreclosure judgments held by Universal Realty Investors, LLC and provide funds to retire certain other judgments, liens and indebtedness of the Company. That loan transaction has not yet closed and as of the date of this report it is not certain whether that funding will close. The Company is currently pursuing a closing of this transaction, or in the alternative, a sale-leaseback transaction with Universal Realty Investors, LLC.

On March 28, 2002, the Company issued 2,183,325 shares of common stock to TELCOA USA, Inc., in conversion and satisfaction of a $350,000 note owed by the Company, plus accrued interest.

On March 28, 2002, the Company also issued 1,150,000 shares of common stock to Robert Story and 1,332,000 shares of common stock to Altamonte Capital, LLC, in consideration of investment banking services rendered to the Company.

On March 28, 2002, the Company issued 668,000 shares of its common stock to the AFS Family Trust as a finders fee for locating Universal Realty Investors, LLC, the purchaser of the foreclosure judgment against the Company.

On April 9, 2002, the Company issued 2,000,000 shares of common stock to Anna Zelaya, as a finders fee for locating Universal Realty Investors, LLC.

On April 9, 2002, the Company issued 2,400,000 shares of common stock to Alan Silverstein, a director and employee of the Company, in consideration of marketing services furnished to the Company.

On April 9, 2002, the Company issued 4,000,000 shares of common stock to Cydelle Mendius and 4,700,000 of common stock to Jonathon O. Moore, in consideration of services rendered and to be rendered.

On April 9,  2002,  the  Company  issued  8,000,000  shares of  common  stock to
Bansgrove Limited, an affiliate of Universal Realty Investors, LLC, in consideration of the forbearance of exercise of rights under the foreclosure judgment.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include
(1)our inability to consummate a transaction or arrangement under which we can produce our products at a profit; (2) our inability to meet the orders of our clients; (3) our inability to continue operations because of a shortage of working capital.

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

Item 7. Financial Statements.















                               UNIVERSAL BEVERAGES
                              HOLDINGS CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000












                                TABLE OF CONTENTS





                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                                 2

Consolidated Balance Sheets                                                  3

Consolidated Statements of Operations                                        5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)         7

Consolidated Statements of Cash Flows                                       10

Notes to Consolidated Financial Statements                                  12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Universal Beverages Holdings Corporation and Subsidiary
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Universal Beverages Holdings Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Beverages Holdings Corporation and Subsidiary as of December 31, 2001 and 2000, and the results of its operations, and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company's working capital deficiency, recurring losses from operations, cash used in operations, and defaults under certain contracts, short-term loans, and certain property foreclosure activities raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 18. The financial consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.




SEWELL AND COMPANY, PA



Hollywood, Florida
February 27, 2002


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000




                                     Assets


                                                         2001             2000
                                                     ----------       ----------
Current assets
Cash                                                 $   12,069       $   17,595
   Accounts receivable, net                              86,215          378,989
   Inventory                                            251,677          391,232
   Prepaid expenses                                      19,152           60,787
                                                     ----------       ----------
Total current assets                                    369,113          848,603

Property, plant and equipment, net                    5,350,314        5,913,317

Intangible assets, net                                  576,742          657,687

Other assets
Assets held for disposition                                   -          634,058
Other receivables                                         5,000          185,000
Other assets                                            238,860          100,591
                                                     ----------       ----------
                                                        243,860          919,649
                                                     ----------       ----------
                                                     $6,540,029       $8,339,257
                                                     ==========       ==========



                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000



        Liabilities and Stockholders' Equity

                                                                        2001             2000
                                                                   ------------    ------------

Current liabilities
Bank overdraft                                                     $      3,758    $     93,397
Accounts payable                                                      3,886,447       3,036,252
Accrued expense                                                         788,308         517,858
Accrued interest                                                        271,214          27,786
Deferred compensation                                                         -          26,500
Current portion of lines of credit - related party                        5,000               -
Current portion of lines of credit - other                               50,000               -
Current portion of notes payable - related party                        665,000               -
Current portion of notes payable - other                                568,782       1,116,157
                                                                   ------------    ------------
Total current liabilities                                             6,238,509       4,817,950

Capitalized lease obligations                                           171,607         187,985
Long term note payable                                                        -          23,794
                                                                   ------------    ------------
                                                                        171,607         211,779

Stockholders' equity
   Convertible preferred stock, $0.01 par value, 20 million
   shares authorized, 563,100 and 589,600 shares issued and
   outstanding respectively, redeemable at company's option
   (liquidation rights $5,631,000 and $ 5,896,000 and Redemption
   rights $6,496,000 and $6,761,000)                                      5,631           5,896
   Common stock, $0.001 par value, 30 million shares
     authorized, 13,228,684 and 9,918,683 shares issued and
     outstanding respectively                                            13,230           9,919
   Additional paid in capital                                        15,306,866      15,101,795
   Accumulated deficit                                              (15,195,814)    (11,808,082)
                                                                   ------------    ------------
                                                                        129,913       3,309,528
                                                                   ------------    ------------

                                                                   $  6,540,029    $  8,339,257
                                                                   ============    ============




                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                       2001             2000
                                                   -----------      -----------
Revenue
   Sales, net of discounts and returns             $ 4,769,555      $ 5,500,369
   Cost of goods sold                                3,956,237        4,468,159
                                                   -----------      -----------
Gross profit                                           813,318        1,032,210
                                                   -----------      -----------
Expenses
   General and administrative                          931,858          868,160
   Sales expenses                                      637,703          913,932
   Marketing expenses                                   46,923          452,015
   Consulting and professional fees                    490,413          723,059
   Rent                                                 32,247          212,566
   Impairment of long lived assets                      30,355                -
   Bad debt                                             25,000           80,778
   Depreciation and amortization                       551,490          494,615
                                                   -----------      -----------
                                                     2,745,989        3,745,125
                                                   -----------      -----------
Loss from operations                                (1,932,671)      (2,712,915)

Other income/(expenses)
   Interest expense                                   (410,592)        (278,001)
   Other income                                            644          150,019
   Loss on disposal of equipment                      (316,548)        (163,145)
   Interest income                                          40           16,243
   Litigation expenses                                (595,089)        (154,436)
                                                   -----------      -----------
                                                    (1,321,545)        (429,320)
                                                   -----------      -----------
Loss from continuing operations                    $(3,254,216)     $(3,142,235)


                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                      2001              2000
                                                   -----------      -----------
Loss from continuing operations                    $(3,254,216)     $(3,142,235)

Discontinued operations
  Loss from discontinued operations, net              (115,442)               -
  Loss on disposition, net                             (18,074)               -
                                                   -----------      -----------
                                                      (133,516)               -
                                                   -----------      -----------

Extraordinary items
  Forgiveness of debt                                        -           43,204
  Loss on debt restructure                                   -       (4,422,635)
                                                   -----------      -----------
                                                             -       (4,379,431)
                                                   -----------      -----------

Net loss                                           $(3,387,732)     $(7,521,666)
                                                   ===========      ===========

Earnings (loss) per common share
  Loss from continuing operations                  $     (0.30)     $     (0.44)
  Discountinued operations                               (0.01)               -
  Extraordinary items                                        -            (0.62)
                                                   -----------      -----------
                                                   $     (0.31)     $     (1.06)
                                                   -----------      -----------


                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                 Additional
                                                        Common Stock        Preferred Stock     Paid in     Accumulated
                                                     Shares      Amount    Shares     Amount    Capital       Deficit       TOTAL
                                                     -------------------------------------------------------------------------------
Balance Decemberr 31, 1999                           4,363,454   $4,363    8,500     $   85   $ 1,972,177  $(4,286,416) $(2,309,791)


Issuance of shares of common stock for consulting
   services based on Board of Directors assessment
   of value of services rendered during the year,
   dated January 21, 2000, as restated (See Note 16) 1,576,000    1,576                           293,924                   295,500

Issuance of shares of common stock to a
   consultant, based on Board of Directors
   assessment and part of a loan agreement.
   January 21, 2000                                    100,000      100                            18,650                    18,750

Conversion of preferred stock to common stock on
   January 31, 2000                                     46,750       47   (8,500)       (85)           38                         -

Issuance of common stock in connection with the
   Debt restructure, on March 31, 2000                 712,000      712  254,600      2,546     7,730,227                 7,733,485

Issuance of preferred stock - Series B in connection
   with private placement through September 30, 2000                     432,500      4,325     4,075,175                 4,079,500

Issuance of common stock in connection with warrants
   exercised at $ 1.00 per share                       970,000      970                           969,030                   970,000
                                                     -------------------------------------------------------------------------------
                      sub-total                      7,768,204   $7,768  687,100     $6,871   $15,059,221  $(4,286,416) $10,787,444


                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                  Additional
                                                          Common Stock      Preferred Stock     Paid in     Accumulated
                                                        Shares    Amount    Shares   Amount     Capital       Deficit      TOTAL
                                                       -----------------------------------------------------------------------------

                      sub-total                        7,768,204  $ 7,768   687,100  $6,871  $15,059,221  $ (4,286,416) $10,787,444

Issuance of shares of common stock to be deposited in
  escrow account as collateral for unpaid legal fees      25,000       25                         43,725                     43,750

Issuance of common stock in connection with
  convertible preferred stock.                         1,766,177    1,767   (97,500)   (975)        (792)                         -

Prorated return of capital to preferred stockholders
  based on dividends.                                    359,302      359                           (359)                         -

Net Loss  2000, as restated (See Note 16)                                                                   (7,521,666)  (7,521,666)
                                                       ----------------------------------------------------------------------------
Balance December 31, 2000                              9,918,683    9,919   589,600   5,896   15,101,795   (11,808,082)   3,309,528

Issuance of shares of common stock for consulting
  services rendered in connection with
  private placement                                       75,000       75                         37,425                     37,500


Issuance of shares of common stock in exchange for
   legal services  rendered                               10,500       11                         28,866                     28,877

Issuance of common stock in connection with
  convertible preferred stock.                         3,124,501    3,125   (26,500)   (265)      (2,860)                         -
                                                       ----------------------------------------------------------------------------
                      sub-total                       13,128,684 $ 13,130   563,100  $5,631  $15,165,226  $(11,808,082) $ 3,375,905


                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                 Additional
                                                     Common Stock         Preferred Stock      Paid in      Accumulated
                                                 Shares       Amount   Shares     Amount      Capital        Deficit      TOTAL
                                                ------------------------------------------------------------------------------------
                      sub-total                 13,128,684   $ 13,130  563,100   $ 5,631   $ 15,165,226  $ (11,808,082) $ 3,375,905



Issuance of shares as legal settlement             100,000        100                             1,600                       1,700

Additional consideration for loan agreement in
exchange of warrants                                                                            140,040                     140,040

Net loss  2001                                                                                              (3,387,732)  (3,387,732)
                                                ------------------------------------------------------------------------------------
Balance December 31, 2001                       13,228,684   $ 13,230  563,100   $ 5,631   $ 15,306,866  $ (15,195,814)   $ 129,913
                                                ====================================================================================




                       See notes to financial statements.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                    2001                    2000
                                                                                                ------------------------------------
Cash flows from operating activities:
  Net loss                                                                                       $(3,387,732)           $(7,521,666)
                                                                                                 -----------            -----------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                                  551,490                494,615
      Bad debt                                                                                        17,643                 80,178
      Loss on debt restructure                                                                             -              4,379,431
      Compensation in exchange for common stock and warrants                                         179,240                314,250
      Impairment of long lived assets                                                                 30,355                      -
      Loss on discontinued operations                                                                 18,074                      -
      Loss on disposal of equipment                                                                  316,548                163,145
      Recovery of purchase option                                                                          -               (300,000)
      (Increase) decrease in accounts receivable                                                     275,131               (290,070)
      (Increase) decrease in inventory                                                               139,555                (33,073)
      (Increase) decrease in prepaid expenses                                                         41,635                (45,948)
      (Increase) decrease in other assets                                                             41,732               (279,591)
      Increase (decrease) in accounts payable and accrued expenses                                 1,757,462                471,222
                                                                                                 -----------            -----------
      Total adjustments                                                                            3,368,865              4,954,159
                                                                                                 -----------            -----------
  Net cash used in operating activities                                                              (18,867)            (2,567,507)
                                                                                                 -----------            -----------
Cash flows from investing activities:
      Cash payment for purchase of plant                                                                   -               (916,130)
      Cash payments for the purchase of property                                                    (119,040)            (2,188,697)
                                                                                                 -----------            -----------
      Net cash used in investing activities                                                         (119,040)            (3,104,827)
                                                                                                 -----------            -----------
Cash flows from financing activities:
      Proceeds from loans                                                                            797,000                850,000
      Bank overdrawn                                                                                   3,758                 93,397
      Principal payments on notes payable                                                           (652,000)              (260,049)
      Principal payment on capital leases                                                            (16,377)                (5,034)
      Proceeds from issuance of common and preferred stock                                                 -              5,049,500
                                                                                                 -----------            -----------
Net cash provided by financing activities                                                            132,381              5,727,814
                                                                                                 -----------            -----------
Net increase (decrease) in cash and cash equivalents                                                  (5,526)                55,480

Cash and cash equivalents, beginning of period                                                        17,595                (37,885)
                                                                                                 -----------            -----------
Cash and cash equivalents, end of period                                                         $    12,069            $    17,595
                                                                                                 ===========            ===========


                       See notes to financial statements.

                 UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                              AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                 2001                  2000
                                                                ------------------------------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
--------------------------------

Interest expense                                                $134,583              $250,215
                                                                --------              --------


Stockholders' equity note:
--------------------------

A total of 1,676,000 shares of the Company's common stock were awarded to various service providers in lieu of cash consideration of $ 318,938. Shares were valued at trading price on January 21, 2000.

A total of 25,000 shares of common stock issued as collateral for unpaid legal fees, remain in an escrow account. The shares were valued using the trading price on October 4, 2000, or $43,750.

A total of 75,000 shares of common stock issued in exchange for consulting services rendered. The shares were valued using the trading price on March 16, 2001, or $183,000.

A total of 10,500 shares of common stock issued in exchange for consulting services rendered in the amount of $28,867.

A total of 100,000 shares of common stock issued in exchange for legal settlement. The shares were valued using the trading price on October 5, 2001, or $1,000.








                       See notes to financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 1     NATURE OF  OPERATIONS AND  SUMMARY OF  SIGNIFICANT ACOUNTING POLICIES

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

Inventories
-----------
Inventories consisting of raw materials, pallets, and finished goods are valued at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO)

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the Straight-line method based on the estimated useful lives of the assets, which range from 7 - 39 years. Major expenditures for property acquisitions and those expenditures, which substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

Amortization
------------
Amortization of trademarks and brand names, and other intangibles is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

              Trademark and brand name             15 years
              Other intangibles                     5 years

Reclassification
----------------
Certain reclassifications were made to the 2000 financial statements in order for the presentation to conform to the 2001 consolidated financial statement presentation.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - continued

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

Advertising
-----------
Advertising costs are charged to operations when they first take place. Advertising expense totaled $19,734, and $353,356 for the years ended December 31, 2001 and 2000, respectively.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounting Pronouncements
-------------------------
Statement No. 141 Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - continued

Accounting Pronouncements
-------------------------
Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121) Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

Basic Earnings (Loss) per Share
-------------------------------
Basic  earnings  (loss) per share for each year is computed  by dividing  income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                 2001                   2000
                                            -------------          -------------
 Basic and dilutive weighted average
     number of shares outstanding            10,843,993              7,098,167

The 7,125,994 shares of common stock reserved in connection with warrants are not included in the computation of diluted earnings per share because, due to the net loss, the effect is antidilutive.


NOTE 2     CONCENTRATION OF CREDIT RISK

There were no cash balances at December 31, 2001 and 2000 that exceed federal insurance limits.

At December 31, 2001, one customer represented approximately 37% of the trade accounts receivable, and 24% of net sales. Four other customers represented 45% of the receivables, and 8% of net sales. However, during 2001, the Company ceased doing business with a major customer, which represented 57% of net sales at December 31, 2001. The Company obtains detailed credit evaluations of customers and establishes credit limits as required. According to management, the company will be severely impacted if the customer that represents 37% of trade receivables, should cease doing business with the Company.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 3     ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2001 and 2000 consisted of the following:

                                                    2001              2000
                                                -------------     -------------

 Accounts receivable                             $  184,036        $  459,167
 Less allowance for doubtful account                (97,821)          (80,178)
                                                  ---------         ---------

                                                 $   86,215        $  378,989
                                                  =========         =========

Bad debt expense for the years ended December 31, 2001 and 2000 was $25,000 and $80,778, respectively.


NOTE 4     INVENTORY

At December 31, 2001 and 2000, inventory consisted of the following:

                                                    2001              2000
                                                -------------     -------------

 Finished goods                                  $   81,878        $  156,973
 Raw materials                                      169,799           201,505
 Pallets                                                  0            32,754
                                                  ---------         ---------

                                                 $  251,677        $  391,232
                                                  =========         =========


NOTE 5     PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 consisted of the following:

                                                                  Amortization
                                                                     Period
                                   2001             2000            in Years
                               ------------     ------------    ----------------

Land                           $   400,000      $   400,000              -
Building                         1,912,007        1,912,007             39
Plant equipment                  3,935,542        3,965,134              7
Plant improvements                 124,483          124,483             39
Office machines and equipment      101,008          103,772              7
Lease equipment                     16,296           46,043              7
                               ------------     ------------

                                 6,489,336        6,551,439
Less accumulated depreciation   (1,139,022)        (638,122)
                               -----------      -----------

                               $ 5,350,314      $ 5,913,317
                               ===========      ===========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 5     PROPERTY, PLANT AND EQUIPMENT - continued

On December 17, 2001, the Company entered into a forbearance agreement with Universal Realty Investors, LLC. A forbearance allows the temporary postponement of the principal payment for periods of up to one year at a time. Accordingly, Universal Realty Investors, LLC loaned the Company $660,000 to pay bank loans in an effort to avoid a foreclosure of the building. (See Notes 9 and 15)

Depreciation expense for the years ended December 31, 2001 and 2000 was $500,900 and $387,183, respectively.

Assets Held For Disposition
---------------------------
Due to limited cash flow during 2000, the Company renegotiated with certain suppliers for the return of plant equipment purchased for $634,058, net of disposal costs of $163,145. All of the equipment was returned during 2001.

During 2001, the Company renegotiated with certain suppliers for the return of additional equipment purchased for $355,562, net of disposal cost of $284,213. All of the equipment was returned during 2001. In addition, several operating leases were terminated and equipment returned at a net adjusted cost of $32,335.


NOTE 6     INTANGIBLES

Intangible assets are summarized by major classification as follows:

                                                    2001                2000
                                                ------------      -------------

 Trademark and brand name                        $  728,449        $  758,804
 Others                                               2,817             2,817
                                                  ---------         ---------

                                                    731,266           761,621
 Less accumulated amortization                     (154,524)        ( 103,934)
                                                  ---------         ---------

                                                 $  576,742        $  657,687
                                                  =========         =========

Amortization expense for the years ended December 31, 2001 and 2000 totaled $50,590, and $107,432, respectively. The Company reorganized as asset impairment of $30,355. (See Note 7)


NOTE 7     ASSET IMPAIRMENT LOSS

In accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed, the Company recorded an impairment loss on the long-lived assets of its Trademark and brand name. Due to the company's continuing losses from operation, working capital deficiency and foreclosure on the building, on December 31, 2001, the Company recognized an asset impairment loss of $30,355. This loss represents 5% of the carrying value of the Trademark and brand name. (See Note 6)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 7     ASSET IMPAIRMENT LOSS - continued

No reduction for impairment of long-lived assets was necessary at December 31, 2000.


NOTE 8     LINES OF CREDIT

Line of credit - related party
------------------------------
The Company has a line of credit from a shareholder, who is also an officer and director, totaling $100,000. The credit line has an interest rate of 10% and is due June 1, 2002. As of December 31, 2001, the Company owes $5,000 against this credit line. The line of credit is collateralized by assignment of all assets of the company.

Line of credit - unrelated party
--------------------------------
The Company has a line of credit from an unrelated third party totaling $100,000. The credit line has an interest rate of 10% and is due June 1, 2002. As of December 31, 2001, the Company owes $50,000 against this credit line. ___ The line of credit is collateralized by assignment of all assets of the company.

Interest expense for the year ended December 31, 2001 was $477.


NOTE 9     NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2001 and 2000 as follows:


                                                         2001           2000
                                                         ----           ----
Notes Payable - Related Parties
-------------------------------

   Forbearance agreement  with a related party to
   avoid foreclosure sale of  building;  interest
   rate 11%.   The  Company will pay  $160,000 as
   consideration   for   the   forbearance,   and
   warrants to acquire 1,800,000 shares of common
   stock at an exercise price  of $0.25 per share
   have    been    granted   as   an   additional
   consideration. (See Notes 13 & 15)                 $ 660,000      $       0

   Note  payable to an  officer,   director   and
   shareholder  of the Company, at a 10% interest
   rate per year; due on demand.                          5,000              0
                                                          -----          -----

                                                      $ 665,000      $       0
                                                       ========       ========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 9     NOTES PAYABLE - continued

                                                                   2001               2000
                                                               ----------          ---------
    Notes Payable - Unrelated Parties
    ---------------------------------
       Note payable to a bank; 10.5% interest
       per  year;  secured  by  building, due
       03/05/01.                                               $        0         $  500,000

       Note payable to a bank; 10.5% interest
       per year;  secured by all assets,  due
       03/05/01.                                                        0            100,000

       Note  payable  to individuals  with an
       interest rate  of 8% per annum payable
       in 36 monthly payments; unsecured, due
       3/31/03.  The note is in default as of
       the date of this audit.  (See Note 18)                      43,782             39,951

       Note payable to a company  with  a 15%
       interest rate per year; secured by all
       assets and due on demand.                                  250,000            250,000

       Note payable to a company  with  a 10%
       interest rate per year; secured by all
       assets and due on demand.                                  100,000            100,000

       Note  payable to  an  individual  at a
       10.25% interest rate per year; due  on
       demand;    secured   by   multi-packer
       equipment of  Company.  The note is in
       default  as of the date of this audit.
       (See Note 18)                                              150,000            150,000

       Note payable to an individual  with no
       interest  per year;   due  on  demand;
       secured  by  receivables  of  Company.                      25,000                  0
                                                              -----------         ----------

                                                                  568,782          1,139,951
       Less current portion                                      (568,782)        (1,116,157)
                                                              -----------         ----------

                                                               $        0         $   23,794
                                                              ===========         ==========

The total interest expense related to these loans was $216,578 and $265,727 at December 31, 2001 and 2000, respectively. In addition, the forbearance agreement included a loan fee of $160,000, for which, at December 31, 2001, $6,666 was charged to interest expense; and an additional consideration of 1,800,000 warrants, valued at $140,000 using a Black-Scholes pricing model, were also charged to interest expense. (See Note 13)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 10    LEASES

In 2001, the Company temporarily moved the administrative office to its plant in Leesburg, Florida for six months. (See Note 5)

Commencing December 1, 2001, the Company rented administrative office space in Jacksonville Beach, Florida. The lease expires November 30, 2004, and has a renewal option for an additional 13 months. Payments, including taxes are approximately $2,435 per month. The Company also rents warehouse space in Jacksonville, Florida under agreement that will expire November 1, 2002. Payments, including taxes, are $1,650 per month.

Rental expense for the years ended December 31, 2001 and 2000 was $32,247 and $212,566, respectively. Future anticipated minimum annual rental expenses under operating leases having non-cancelable lease terms in excess of one year are as follows:

               Years Ended                           Amount
               -----------                           ------

                2002                               $  47,903
                2003                                  40,553
                2004 and thereafter                   44,726
                                                    --------

                                                   $ 133,182
                                                    ========


NOTE 11    INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2001 and 2000 of $15,575,289 and $12,123,278 respectively, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:

                                                  2001                  2000
                                                  ----                  ----


     Current taxes                             $   105,000          $   100,000
     Deferred tax assets:
       Net operating loss carryforward           5,180,000            4,012,000
     Less:  Valuation allowance                 (5,285,000)          (4,112,000)
                                                ----------           ----------

     Net deferred tax assets                   $         0          $         0
                                                ==========           ==========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 11    INCOME TAXES - continued

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, (computed by applying the Federal Corporation tax rate of 30% to loss before taxes), as follows:

                                                   2001         2000
                                                   ----         ----

Statutory rate applied to loss before
  income taxes                                $ 1,016,000     $  2,470,00
State income taxes, net of federal
  income tax effect                               157,000         115,000
Changes in valuation allowance                 (1,173,000)     (2,585,000)
                                               ----------      ----------

                                              $         0     $         0
                                               ==========      ==========


NOTE 12    DEBT RESTRUCTURE

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

Note payable of $622,860 to individuals in exchange for a new note payable in the amount of $50,000, payable over a three-year period, a $250,000 payment in cash, and a transfer of an equity interest consisting of 31,500 shares of convertible preferred stock - series D. On the date of the exchange, the trading price of the common stock was $5.00 per share. According to the preferred stock conversion rights, each share has a value of $10 per share. This amount is used as a basis for determining the conversion into common stock at 80% average of the "bid" and "ask" price of the common stock of the preceding 30 days. At March 31, 2000, the 80% average price per share of common stock was valued at $2.44. On the date of restructure, based on its conversion rights, the 31,500 shares of preferred stock could be converted into 129,098 shares of common stock and, accordingly, the Company recognized an extraordinary loss of $322,631 on the restructuring.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 12    DEBT RESTRUCTURE - continued

Note payable of $593,750 to an investor in exchange for 57,500 shares of convertible preferred stock, series E. On the date of the exchange, the trading price of the common stock was $5.00 per share. According to the preferred stock conversion rights, each share has a value of $10 per share. This amount is used as a basis for determining the conversion into common stock at 80% average of the "bid" and "ask" price of the common stock of the preceding 30 days. At March 31, 2000, the 80% average price per share of common stock was valued at $2.44. On the date of restructure, based on its conversion rights, the 57,500 shares of preferred stock could be converted into 235,655 shares of common stock and, accordingly, the Company recognized an extraordinary loss of $322,631 on the restructuring.

Note payable of $338,265 to an investor in exchange for 35,000 shares of convertible preferred stock, series F. On the date of the exchange, the trading price of the common stock was $5.00 per share. According to the preferred stock conversion rights, each share has a value of $10 per share. This amount is used as a basis for determining the conversion into common stock at 80% average of the "bid" and "ask" price of the common stock of the preceding 30 days. At March 31, 2000, the 80% average price per share of common stock was valued at $2.44. On the date of restructure, based on its conversion rights, the 35,000 shares of preferred stock could be converted into 143,443 shares of common stock and, accordingly, the Company recognized an extraordinary loss of $322,631 on the restructuring.


NOTE 13    STOCKHOLDERS' EQUITY

The Articles of Incorporation provide for the authorization of 20,000,000 shares of preferred stock at $0.01, and 30,000,000 shares of common stock at $0.001 par value.

Preferred Stock
---------------
The designation and the preferences, limitations and relative rights of the Preferred stock are as follows:

Series A 10% Convertible Preferred Stock:
-----------------------------------------
Authorized                                          600,000 shares
Issued and outstanding at 12/31/01 and 12/31/00     None
Dividends                                           Cumulative
Liquidation rights                                  Yes
Conversion rights                                   To common stock at the lower
                                                     of 70% of the average price
                                                     or $10 per share
Redemption rights                                   $10 per share

Series B 10% Convertible Preferred Stock:
-----------------------------------------
Authorized                                          450,000 shares
Issued and outstanding at 12/31/01 and 12/31/00     432,500 each year
Dividends                                           Cumulative and payable
                                                     quarterly
Liquidation rights                                  $10.00 per share
Conversion rights                                   To 2.5 shares of common
                                                     stock
Redemption rights                                   $12 per share

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 13    STOCKHOLDERS' EQUITY - continued

Preferred Stock
---------------

Series C 10% Convertible Preferred Stock:
-----------------------------------------
Authorized                                          300,000 shares
Issued and outstanding at 12/31/01 and 12/31/00     130,600 each year
Dividends                                           Cumulative
Liquidation rights                                  $10.00
Conversion rights                                   To common  stock as follows:
                                                     Preferred stock has a value
                                                     equal to $10 per share
Redemption rights                                   $10 per share

Series D 10% Convertible Preferred Stock:
-----------------------------------------
Authorized                                          200,000 shares
Issued and outstanding at 12/31/01 and 12/31/00     None
Dividends                                           Cumulative
Liquidation rights                                  $10
Conversion rights                                   To  common  stock  at 80% of
                                                     the average price of common
                                                     stock based  on a preferred
                                                     stock value of $10.
Redemption rights                                   $10 per share

Series E 8% Convertible Preferred Stock:
----------------------------------------
Authorized                                          200,000 shares
Issued and outstanding at 12/31/01 and 12/31/00     0 and 26,500
Dividends                                           Cumulative
Liquidation rights                                  $10
Conversion rights                                   To  common  stock at 80%  of
                                                     the average price of common
                                                     stock based  on a preferred
                                                     stock value of $10.
Redemption rights                                   $10 per share

Series F 8% Convertible Preferred Stock:
----------------------------------------
Authorized                                          200,000 shares
Issued and outstanding at 12/31/01 and 12/31/00     None
Dividends                                           Cumulative
Liquidation rights                                  $10
Conversion rights                                   To  common  stock at  80% of
                                                     the average price of common
                                                     stock  based on a preferred
                                                     stock value of $10.
Redemption rights                                   $10 per share

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13    STOCKHOLDERS' EQUITY - continued

Preferred Stock
---------------

On March 31, 2000, in a Debt Restructure agreement (see Note 12), the Company issued 254,600 shares of Preferred Stock (Series C, D, E and F) in exchange for $2,560,275 notes payable as follows:

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

On July 8, 2001, by resolution of the prior board of directors, the Company authorized the issuance of a new series of preferred stock as consideration for the Series B preferred shareholders agreeing not to bring suit in any matter relating to the offer and sale of the Series B stock. Each share of Series G preferred stock entitles the holder to 1,000 votes in all matters submitted to a vote of common shareholders, and a junior liquidation preference at $0.01 per share after payment of all liabilities of the Company. Shares of Series G preferred stock were issued at a ratio of one share for every fifty shares of Series B preferred stock. A total of 7,025 shares of Series G preferred stock were issued.

On December 14, 2001 by court order, the Series G preferred stock was cancelled. On February 7, 2002, by resolution of the current board of directors, this judgment was approved.

At December 31. 2001 the financial statements reflected preferred stock as follows:

       10% Convertible Preferred Stock Series B                432,500
       10% Convertible Preferred Stock Series C                130,600
                                                               -------

                                                               563,100
                                                               =======
Common Stock
------------

On January 21, 2000, the Company issued 1,576,000 shares of common stock in lieu of cash consideration to various service providers, at $0.1875 per share, based on the trading price of the common stock on the grant date. Accordingly, consultant expenses of $295,500 were charged to operations.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 13    STOCKHOLDERS' EQUITY - continued

Common Stock
------------

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

On March 31, 2000, in a Debt Restructure agreement (see Note 12), the Company issued 712,000 shares of common stock in exchange for $749,975 notes payable as follows:

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

On December 31, 2000, holders of Preferred Stock exercised their rights to convert to shares of common stock. A total of 97,500 shares of Preferred Stock, Series D, E, & F, were converted into 1,766,177 shares of common stock. Consolidated financial statements at December 31, 2000 reflect the conversion as follows:

                                            Preferred          Common
                                            ---------          ------

              Series D                         31,500   =      569,490
              Series E                         31,000   =      560,452
              Series F                         35,000   =      636,235
                                             --------       ----------

              Total shares                     97,500   =    1,766,177
                                             ========       ==========

On December 31, 2000, the Company declared stock dividends for holders of series B preferred stock totaling 216,250 shares. Shareholders of series D, E, & F preferred stock elected to convert their dividends into common stock at the same conversion rate totaling 143,052.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13    STOCKHOLDERS' EQUITY - continued

Common Stock
------------

Consolidated financial statements at December 31, 2000 reflect the prorated return of capital based on dividends as follows:

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
                                                              ========


On March 16, 2001, 75,000 shares of common stock in exchange for consulting services rendered. The value of $0.50 per share was the market price on the date of the grant. Accordingly, consultant expenses of $37,500 were charged to operations.

On May 23, 2001, 10,500 shares of common stock valued at $28,877 in exchange for legal services rendered.

On September 26, 2001, a holder of Series E preferred stock exercised his right to convert to shares of common stock. A total of 26,500 shares of Series E preferred stock were converted into 3,124,501 shares of common stock.

On October 5, 2001, the Company issued 100,000 shares of common stock through a legal settlement. The value of $0.17 per share was the trading price on the date of the settlement. Accordingly, litigation expense of $1,700 was charged to operations. As part of the legal settlement, a judgment of $42,000 remains outstanding at the date of this report. (See Note 17)


Warrants
--------

In a contract agreement for financial services dated December 17, 2001, the Company issued 1,800,000 warrants at an exercise price of $0.25 with a due date of December 31, 2006.

For  financial  statement  disclosure  purposes  and  for  purposes  of  valuing
warrants,   the  Company   accounted  for  the  warrants  under  SFAS  No.  123.
Accordingly, $140,040 was charged to operations in 2001.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13    STOCKHOLDERS' EQUITY - continued

Warrants
--------

The fair market value for these warrants was established at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2001.


              Expected dividend yield                         0%
              Risk free interest rate                         1.69%
              Expected time of exercise                       5 years
              Expected volatility                             215.04%


No warrants were exercised at December 31, 2001. Changes during the year are presented as follows:


                                                                   Weighted
                                                       Common       Average
                                  Number of Warrants    Stock    Exercise Price
--------------------------------------------------------------------------------

Balance at January 1, 2001            5,325,994       5,325,994      $     3.72
Granted                               1,800,000       1,800,000            0.25
Exercised                                     0              -             0.00
Forfeited                                     0              -              .00
                                      ---------       ---------

Balance at December 31, 2001          7,125,994       7,125,994      $     2.84
                                      =========       =========


The following table summarizes information about warrants outstanding at December 31, 2001:


                            WARRANTS OUTSTANDING                            WARRANTS EXERCISABLE
                   -------------------------------------------        ----------------------------------------
                                 Weighted         Weighted                                          Weighted
Range of        Number            Average          Average                      Number               Average
Exercise      Outstanding     Remaining           Exercise                 Exercisable at           Exercise
  Price        at 12/31/01   Contracted Life       Price                      12/31/01               Price
----------    ------------------------------------------------        ----------------------------------------

0.25 - 5.00      7,125,994          1            $ 2.84                      7,125,994              $ 2.84


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 14    DIVESTITURE

On March 8, 2001, in an effort to reduce losses, the Company transferred the net assets of its Miami store to third parties. These net assets totaled $18,074 at the transfer date, resulting in a loss on disposition of $18,074. The agreement includes assumption of the lease for the Miami premises by the third parties. The Company will provide 50% of the rental payment in Syfo products through May 31, 2003.

At December 31, 2001, there were no assets related to discontinued operations on the consolidated balance sheet.

The Miami store had net sales of $35,489 and a net loss of $115,442 through December 31, 2001, which is reflected as loss from discontinued operations on the consolidated financial statements.


NOTE 15    RELATED PARTY

On December 17, 2001 the Company entered into a forbearance agreement with Universal Realty Investors LLC, to avoid a foreclosure sale on the building. A forbearance allows the temporary postponement of the principal payment for periods of up to one year at a time. Accordingly, Universal Realty Investors, LLC loaned the Company $660,000 to pay bank notes payable in an effort to avoid a foreclosure sale of the building. An officer, who is also a director and shareholder of the Company owns 15% of Universal Realty Investors LLC, along with another shareholder who owns 15%. The agreement calls for an interest rate of 11% on the loan, a loan fee of $160,000, and warrants to acquire 1,800,000 shares of common stock at an exercise price of $0.25 per share. The loan fee has been capitalized and amortized over a period of one year. For the year ended December 31, 2001, $6,666 has been amortized and recorded as interest expense.

At December 31, 2001, the Company was indebted to a shareholder, who is also an officer and director, for a note payable totaling $5,000, and a $5,000 line of credit. The accrued interest on the indebtedness at December 31, 2001 was $1,116. No interest was paid in 2001.


NOTE 16    PRIOR  PERIOD ADJUSTMENT

For the year ended December 31, 2001, a change was made to the retained earnings of the Company to correct the amount of consulting and professional fees, general and administrative, cost of goods sold, and litigation expense reported during 2000. The 2000 financial statements were restated to reflect this adjustment. Subsequently, consulting and professional fees decreased by $8,438, general and administrative increased by $50,000, litigation expense increased by $266,046, loss on debt restructure decreased by $30,479, and cost of goods sold decreased by $19,413, for a total increase in the accumulated deficit of $257,716.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 17    LEGAL MATTERS

The Company is subject to various investigative claims and legal proceedings covering a wide range of matters that arose in the ordinary course of its business activity. The Company currently has two foreclosures, and four unpaid judgments as follows:

     1) Building foreclosure for which the Company entered into a forbearance agreement with Universal Realty Investors LLC to avoid a foreclosure sale on the building. (See Note 5)

     2)   Foreclosure judgment by a contractor in the amount of $561,697.

     3) Unpaid judgment is for $57,000 in favor of a vendor who filed an action for non-payment of a shipping invoice.

     4) Unpaid judgment for $38,000 in favor of a Miami law firm who filed an action for fees and costs for legal services rendered to subsidiaries.

     5) Unpaid judgment for $80,000 in favor of an individual who filed an action for rent and costs for legal services.

     6) Unpaid judgment for $42,000 in favor of an individual who filed an action for sale of restricted shares of common stock and for legal services. In addition, 100,000 shares of common stock were issued on October 5, 2000. (See Note 13)

Additional unresolved matters include, but are not limited to the following:

     1) An action filed by a supplier for non-payment of invoices for ingredients and packing materials and the related shipping costs. The case has not been set for trial.

     2) A lien filed by a supplier for non-payment of invoices for ingredients and packing materials and the related shipping costs. The case has not been set for trial.

     3)   A lien filed by a consulting company for non-payment.

With the exception of the four judgments mentioned in paragraph one above, the ultimate outcome is unknown, however, management has accrued an estimated liability in the amount of $827,000 against legal matters that occurred in past years. (See Note 18)

In the opinion of the Company's management, although the outcome of any legal proceedings cannot be predicted with certainty, ultimate liability resulting from the above matters, even if limited to the liability accrued in the accompanying financial statements, may have a material effect on the results of operations or cash flows of the Company and its ability to continue as a going concern. (See Note 18)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 18    GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2001 and 2000, the Company showed operating losses of $3,254,215 and $3,142,235, respectively, and accumulated deficit of $15,195,814 at December 13, 2001. The accompanying financial statements indicate that current liabilities exceed current assets by $5,869,395 and $3,969,347 for the years ended December 31, 2001 and 2000.

The Company is involved in various lawsuits relating to default payments on purchases and loans, among other matters, of which some outcomes are still pending. Liability resulting from pending litigation, even if limited to the liability accrued in the financial statements, may have a materially adverse effect on the Company's ability to continue as a going concern. (See Note 17)

The Company's negative working capital, recurring losses from operations, pending litigations, and defaults under the Company's contract agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital, and obtaining a mortgage on the building to assure the Company's viability.


NOTE 19    SUBSEQUENT EVENTS

On February 7, 2002, the board of directors passed the following resolutions:

     1. The Company was authorized to obtain a mortgage loan on its building in Leesburg, Florida, and to use the proceeds to satisfy liens against the property and other trade debts. At the date of this report no loan has been closed.

     2. The Company is authorized to enter into a factoring agreement with a related party for the sale of accounts receivable at a 98% purchase price, with 8% reserve.

     3. The re-pricing of certain warrants approved on March 26, 2001 by resolution of the board of directors was rescinded. The financial statements reflect the price change.

The Company entered into negotiations with various creditors for the purpose of settling its debts, including capital leases. All settlements are pending approval of a mortgage loan on the building.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Directors and Executive Officers

Each director holds office until our next annual meeting of shareholders and until his successor has been elected and qualified. The Board of Directors has not yet set a date for our annual meeting of shareholders. However, we intend to schedule such a meeting within the next ninety (90) days and publish a proxy statement for that meeting. Our Series B Preferred shareholders are permitted to designate two members of our board of directors, two of our noteholders are permitted to collectively designate one member of the board of directors and an investor relations firm with which we have an agreement is entitled to designate one member. The seats designated for occupancy by the Series B shareholders and the investor relations firm are presently unoccupied.

Our officers are elected by the Board of Directors and serve at the discretion of the board. Jonathon O. Moore currently serves as President and CEO of the Company. There is no immediate family relationship between or among any of the directors, executive officers or any other person affiliated with us, except that Director Clifford Alan Moore is the brother of Director, President and CEO Jonathon Moore. The following table sets forth the names, ages and current positions held by our directors and executive officers.


Name                           Age           Position (s)
-----                          ---           ------------

Jonathon O. Moore              51            Director, President and CEO
Stephen C. Irick               34            Director - Noteholders' designee
Cydelle Mendius                47            Director and President of UBI
Brian Sieber                   35            Director
Clifford Alan Moore            55            Director
Darl Bien                      60            Director
Alan Silverstein               45            Director
Steven Robinson                55            Director


Jonathon O. Moore has been a director since March 6, 1998. During this time, Mr. Moore also served as our chief executive officer until January 20, 2001, when he was removed by the board of directors. From prior to November 1995 until March 1998, Mr. Moore was a private investor primarily in the insurance business.

Cydelle Mendius has been a director since May 5, 1998 and presently serves as president of our subsidiary, Universal Beverages, Inc. Ms. Mendius also served as President of the Company from May 5, 1998 until her resignation on January 20, 2001. As president, her primary duties consisted of sales and marketing, especially the promotion of our Syfo(R)brand. Since her resignation, she has acted as a part-time consultant assisting us in sales and marketing. Since 1996, Ms. Mendius served as the president of Syfo Beverage Company of Florida. From March 1993 through March 1996, Ms. Mendius worked as a consultant in the field of agribusiness, as well as a variety of different industries.

Stephen C. Irick, Jr. was appointed as a director effective February 10, 2001 as the designee of holders of a note for which we are currently in default. Mr. Irick has been an attorney practicing commercial litigation and corporate law at Hayden and Milliken, P.A. in Miami for the past five years. Prior to this, Mr. Irick worked as a business consultant.

Steven Robinson has extensive background in sales, marketing and operations with several well-known local corporations. Mr. Robinson also has extensive experience with start-up companies. As president of WorldChem, a chemical manufacturing and marketing company, he secured many major contracts with national corporations. He has a great deal of experience with franchise organizations both in personal ownership and commercially with WorldChem. He was a principal and founding shareholder of American Access Technologies, Inc. a public company where he was an officer and currently serves as a director. Since February of 2001 he has been president and director of IbidAmerica, Inc. He was instrumental in developing Network 2000 sales as a long-distance independent marketing/sales company for US Sprint. He is retired from the US navy. While in the Navy, he specialized in logistics and supply regulations, contract management and inventory control. He is also majority shareholder of a wireless digital services and products distributor.

Alan Silverstein graduated from Queens College in New York City with a Bachelor of Science in Business Administration and Marketing. Upon graduating, Mr. Silverstein spent many fruitful years in the footwear industry, working extensively in Europe and the Far East, serving as Vice President of Sales and Marketing, first with Kowa American and later with SCA International. While in the shoe business, Silverstein developed his sales and operating foundation, talents he would later parlay into the beverage business. Turning to the beverage industry, Mr. Silverstein, as Vice President of Sales, built Crystal Geyser East, a very successful New York based DSD (direct store delivery) beverage operation from the ground up, turning it into a multi-million dollar operation servicing over 12,000 accounts, systematically achieving the highest volume on brand MISTIC than any other distributor in the country. Silverstein hired, trained, supervised, managed and evaluated all sales and marketing activities for the company.

Later, Mr. Silverstein moved to White Rock Beverages, where he served as Vice President of Sales and Marketing. While at White Rock, Mr. Silverstein was responsible for substantial sales increases and generated over $25 million in additional sales through the successful development and launch of Sioux City, Rock Pop and White Rock chocolate flavored drinks, of which he played a large role. Additionally, Mr. Silverstein has served the beverage industry as Vice President of Sales and Operations for FruitFirst, Inc. where he helped develop CRAYONS, a non-carbonated, all natural fruit drink; ENGAGE, an energy drink, in conjunction with Paramount Pictures based on the STAR TREK property; and McCoy's, a line of all natural, micro-brewed fruit and tea beverages. Currently, Mr. Silverstein serves as Executive Vice President of a national beverage company.

Brian M. Sieber is President of Forge, Inc., a Jacksonville-based marketing and design firm. After several years in New York City as the Senior Art Director for several computer-language publications. Mr. Sieber broke out on his own and started a design company in Jacksonville, Florida. The Forge Company has established its presence in the highly competitive realm of packaging design. For the last five years the Forge Company has produced numerous award-winning designs and has helped solidify their client's reach through both innovative design and thoughtful marketing. The Forge Company was responsible for the redesign of Universal's proprietary Brand Syfo from redesign of the brand mark to developing new graphics and packaging. His involvement included creation of collateral materials for sales and marketing, web site design and all forms of media advertising. Mr. Sieber has a Bachelor of Arts from the Parson School of Design.

Clifford  Alan Moore is member of the American  Institute  of  Certified  Public
Accountants and a member of the American Institute of Certified Public Accountants Securities and Exchange and Private Companies Practice Sections. He has been practicing as a certified Public Accountant since 1972 and is the owner of Clifford H. Moore and Company an accounting firm located in Riverton, Wyoming. He is actively involved in the community in which he lives serving as President and Board of Director on numerous charities, foundations and economic development associations.

Darl  Bien  is  Professor  of  Statistics  and  Chairman  of the  Department  of
Statistics and Operations Technology at the University of Denver's Daniels College of Business. He has been with the University of Denver for 30 years and was for nine years before that an aerospace engineer and contract manager with the National Aeronautics and Space Administration in Cleveland, Ohio. He received his bachelor's degree in physics and mathematics from Huron College in South Dakota in 1962. He was awarded a masters degree in statistics in 1966 and received his doctorate in statistics in 1970 from Case Western Reserve University in Cleveland. Dr. Bien has more than 35 publications in academic journals and conference proceedings. His interdisciplinary work has been published in the medical journal AIDS and in the Journal of Spacecraft and Rockets, among others. He has authored eight technical reports for the National Aeronautics and Space Administration and numerous expert reports involving statistics and the law. He has written one textbook. For the past 25 years he has served as a consultant to business on statistical analysis of employment discrimination in more than 135 court cases. He is the recipient of four Fulbright international research and teaching grants, the NASA Apollo Award, the NASA Achievement Award, and has been named Professor of the Year at the University of Denver more than once. He is a member of the Decision Sciences Institute and the American Statistical Association. DR. Bien has served over 40 organizations both in his community and internationally by providing professional services (pro bono).

Compensation of Our Directors

Our directors do not receive any compensation for their services as directors.

Limitation of Our Directors' Liability

Our articles of incorporation and bylaws provide for indemnification for any action incurred by reason of the fact that an individual was serving as a director or officer, including any reasonable fees incurred in defending the action. However, no indemnification shall be made in matters to which the person is adjudged liable for negligence or misconduct in the performance of his/her duty to us or matters involving direct suits between the Company and the individual.

Management Compensation

     Set forth below is information with respect to compensation paid by us for 2001, 2000, and 1999, to our chief executive officer, Jonathon O. Moore. None of our executive officers had compensation exceeding $100,000 in 2000.

                           Summary Compensation Table
---------------------------------------------------------------------------------------------------------------
                                                       Annual Compensation           Long-Term Compensation
---------------------------------------------------------------------------------------------------------------
     Name and Position             Year           Salary             Other               Restricted Stock
                                                                 Compensation                 Awards
            (a)                    (b)              (c)               (e)                       (f)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Jonathon O. Moore                 2001          $  7,500           $      0                 $      0
---------------------------------------------------------------------------------------------------------------
                                  2000          $ 40,000           $ 45,196 (2)             $  5,625 (3)
---------------------------------------------------------------------------------------------------------------
                                  1999          $ 40,660           $ 30,168 (2)             $ 38,500 (3)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

(1) Mr. Moore was employed up to January 21, 2001 as CEO of the Company and then again in November 2001 as President and CEO of the Company. Mr. Moore does not have an employment agreement with the Company.

(2) Consists of $1,800 per month in rent for Mr. Moore's residence and $714 per month in lease payments for his automobile, which was used for the business of the Company on a part-time basis, as well as other miscellaneous compensation.

(3) Represents common stock awarded to Mr. Moore for his service as our chief executive officer during fiscal year 1999 and 2000. Mr. Moore received 350,000 shares of our common stock on November 23, 1999 and 30,000 shares on January 21, 2000. The fair market value of our stock on each respective date of grant was $.1100 and $.1875 per share, respectively.

Employment Agreements

The Company has no employment agreements with any of its employees. Pursuant to a court awarded judgment, the Company is indebted to Jonathon Moore and Cydelle Mendius in the amounts of $69,304.74 and $133,271.55, respectively. The Company has yet to make payment under this judgment. The Board of Directors also awarded Moore and Mendius compensation for 2001 during in the amounts of $67,993 and $67,432.96, respectively, which has been accrued but not paid. The Board of Directors also agreed to indemnify Moore and Mendius for costs and expenses incurred in there litigation efforts against the former Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table provides information as of December 31, 2001 concerning the beneficial ownership of our common stock by each director, each person known by us to be the beneficial owner of at least 5 % of our common stock, and all executive officers and directors as a group.

Name and Address of          Number of Shares of Common       % of Common Stock
 Beneficial Owner           Stock Beneficially Owned (1)      Beneficially Owned
 ----------------           ----------------------------      ------------------

Jonathon O. Moore(2)                   416,996                        3.1%
16 Lake Julie South
Ponte Vedra Beach, FL 32082

Cydelle Mendius                        515,000                        4.1%
533 Quail Lane
Ponte Vedra Beach, FL 32082

Stephen C. Irick                             0                          *
5915 Ponce De Leon Blvd.,
Suite 63
Miami, FL 33146

Jose Ramon Rodriguez                 3,075,958                       23.2%

Altamonte Capital                      674,202                       5.08%

McLeans Ventures                       795,520                        6.0%

All executive officers                 931,996                        7.0%
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

*    Less than 1%


Section 16(a) Beneficial Ownership Reporting Compliance

     According to confirmations and legal opinions received by us, Jonathon Moore made seven sales of our securities from January 29, 2001 through March 13, 2001 and Cydelle Mendius made three sales of our securities between March 14 and March 16, 2001 in reliance on Rule 144. No Form 4s were filed on behalf of either party. The directors elected in November 2001 have not filed their Form 3s.

Item 12. Certain Relationships and Related Transactions.

     On November 23, 1999, we authorized the issuance of the following shares of common stock to the following officers and directors at $.525 as estimated market value:

          Name                                     Number of Shares
          ----                                     ----------------

          Jonathon O. Moore                             350,000
          Cydelle Mendius                               275,000

     These  shares were issued as payment for services  rendered.

     On January 21, 2000, we authorized the issuance of shares of common stock valued at the closing price of $.1875 on January 20, 2000 to the following officers and directors:

          Name                                     Number of Shares
          ----                                     ----------------

          Jonathon O. Moore                              30,000
          Cydelle Mendius                                50,000


These  shares were issued in  consideration  of  services  rendered.

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

Upon his appointment to our board of directors, Mr. John Koelle provided $25,000 for working capital. This contribution was not documented with any agreements.

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

21     Subsidiaries (1)

(1)    Contained in the Form SB-2 of the Company filed on February 15, 2001

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Universal Beverages Holdings Corporation

                                     By: /s/ Jonathon O. Moore
                                     ------------------------------------------
                                     Jonathon O. Moore, President and Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                        Title                        Date
       ----------                        -----                        ----


/s/ Jonathon O. Moore           Director, President and CEO      April 18, 2002
---------------------------
Jonathon O. Moore


/s/ Cydelle Mendius            Director and President of UBI     April 18, 2002
---------------------------
Cydelle Mendius


/s/ Stephen C. Irick                   Director                  April 18, 2002
---------------------------
Stephen C. Irick


/s/ Brian Sieber                       Director                  April 18, 2002
---------------------------
Brian Sieber


/s/ Steven Robinson                    Director                  April 18, 2002
---------------------------
Steven Robinson


/s/ Clifford Alan Moore                Director                  April 18, 2002
---------------------------
Clifford Alan Moore


/s/ Darl Bien                          Director                  April 18, 2002
---------------------------
Darl Bien


/s/ Alan Silverstein                   Director                  April 18, 2002
---------------------------
Alan Silverstein