Form 10QSB
period 2002-03-31
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2002-05-22
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002


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

                          1548 The Green's Way, Suite 1
                          Jacksonville Beach, FL 32250
                    (Address of principal executive offices)

                                 (904) 280-7795
                           (Issuers telephone number)


The number of issued and outstanding shares of the issuer's common stock, $0.001 par value, as of May 1, 2002 was 42,753,571


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                       PART I - FINANCIAL INFORMATION                                           PAGE
Item 1.  Financial Statements:

         Consolidated Balance Sheet - (Unaudited)...........................................     3

         Consolidated Statements of Operations - (Unaudited)................................     5

         Consolidated Statements of Changes in Stockholders' Equity  - (Unaudited)..........     7

         Consolidated Statements of Cash Flows - (Unaudited)................................     9

         Notes to Consolidated Financial Statements.........................................    11

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................    21


                        PART II - OTHER INFORMATION                                             PAGE

Item 1. Legal Proceedings...................................................................    23

Item 2. Changes in Securities...............................................................    24

Item 3. Defaults Upon Senior Securities.....................................................    24

Item 4. Submission of Matters to a Vote of Security Holders.................................    24

Item 5. Other Information...................................................................    24

Item 6. Exhibits and Reports on Form 8-K....................................................    24

Signatures..................................................................................    25




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2002


                                     Assets


Current assets
   Cash                                               $            4,374
   Accounts receivable, net                                       33,515
   Inventory                                                     241,674
   Prepaid expenses                                                9,755
                                                      ------------------
Total current assets                                             289,318

Property, plant and equipment, net                             5,224,686

Intangible asset, net                                            564,742


Other assets
   Other receivables                                               5,000
   Other assets                                                  196,113
                                                      ------------------
                                                                 201,113
                                                      ------------------

                                                      $        6,279,859
                                                      ==================


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2002

                      Liabilities and Stockholders' Equity


Current liabilities
   Bank overdraft                                                                    $          3,758
   Accounts payable                                                                         3,852,668
   Accrued expense                                                                            810,220
   Accrued interest                                                                           232,349
   Current portion of lines of credit - related party                                          55,000
   Current portion of lines of credit - other                                                  50,000
   Current portion of notes payable - related party                                           667,000
   Current portion of notes payable - other                                                   233,782
                                                                                     ----------------
Total current liabilities                                                                   5,904,777

Capitalized lease obligations                                                                 171,606

Stockholders' equity
   Preferred stock, $0.001 par value, 20 million shares authorized, 563,100 shares issued and outstanding, redeemable at company's option
     (liquidation preference $ 6,761,000 )                                                      5,631
   Common stock, $0.001 par value, 80 million shares
     authorized, 42,753,571 shares issued and  outstanding                                     42,755
   Additional paid in capital                                                              16,627,642
   Accumulated deficit                                                                    (16,472,552)
                                                                                     ----------------
                                                                                              203,476
                                                                                     ----------------

                                                                                     $      6,279,859
                                                                                     ================



                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three months ended March 31,
                                                                 2002                           2001
                                                        ------------------------       ---------------------
Revenue
   Sales, net of discounts and returns                   $             230,836          $          2,537,448
   Cost of goods sold                                                  219,655                     2,076,768
                                                        ------------------------       ---------------------

Gross profit                                                            11,181                       460,680
                                                        ------------------------       ---------------------

Expenses
   General and administrative                                          655,746                       285,266
   Sales expenses                                                       27,389                       368,863
   Marketing expenses                                                    5,877                        21,462
   Consulting and professional fees                                    681,363                       171,820
   Rent                                                                  5,564                        11,869
   Bad debt                                                                  -                        10,000
   Depreciation and amortization                                       140,302                       144,394
                                                        ------------------------       ---------------------
                                                                     1,516,241                     1,013,674
                                                        ------------------------       ---------------------
Loss from operations                                                (1,505,060)                     (552,994)

Other income/(expenses)
   Interest expense                                                   (114,735)                      (55,696)
   Other income                                                              -                           368

   Interest income                                                           -                            35
   Other expenses                                                            -                       (28,525)

   Litigation settlements                                               33,459                             -
                                                        ------------------------       ---------------------
                                                                       (81,276)                      (83,818)
                                                        ------------------------       ---------------------

Loss from continuing operations                          $          (1,586,336)          $           (636,812)




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three months ended March 31,
                                                                    2002                     2001
                                                              ----------------         ----------------


Loss from continuing operations                               $     (1,586,336)         $      (636,812)

Discontinued operations
   Loss from discontinued operations, net                                    -                  (44,239)
   Loss on disposition, net                                                                     (18,074)
                                                              ----------------          ---------------

                                                                             -                  (62,313)
                                                              ----------------         ----------------

Extraordinary items
   Gain on debt restructure                                            309,598                        -
                                                              ----------------         ----------------

                                                                       309,598                        -
                                                              ----------------         ----------------

Net loss                                                      $     (1,276,738)         $      (699,125)
                                                              ================         ================

Earnings (loss) per common share
   Loss before extraordinary items                            $          (0.10)         $         (0.06)
   Discontinued operations                                                   -                    (0.01)
   Extraordinary items                                                    0.02                        -
                                                              -----------------        ----------------

                                                              $          (0.08)         $         (0.07)
                                                              ----------------         ----------------




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                                      Additional
                                               Common Stock        Preferred Stock      Paid in      Accumulated
                                             Shares     Amount     Shares   Amount      Capital        Deficit         TOTAL
                                           --------------------------------------------------------------------------------------
Balance December 31, 2000                   9,918,683  $ 9,919     589,600  $5,896   $15,101,795    $(11,808,082)    $3,309,528

Issuance of shares of common stock for
consulting services

   rendered in connection with private
placement                                      75,000       75                            37,425                         37,500

Issuance of shares of common stock in
exchange for

   legal services  rendered                    10,500       11                            28,866                         28,877

Issuance of common stock in connection
with

   convertible preferred stock.             3,124,501    3,125     (26,500)   (265)       (2,860)                             -


Issuance of shares as legal settlement        100,000      100                             1,600                          1,700

Additional consideration for loan
agreement in

  exchange of warrants                                                                   140,040                        140,040


Net loss  2001                                                                                        (3,387,732)    (3,387,732)
                                           --------------------------------------------------------------------------------------

Balance December 31, 2001                  13,228,684  $13,230     563,100  $5,631   $15,306,866    $(15,195,814)    $  129,913

Issuance of common stock in connection
with

   Debt restructure                         2,183,325    2,183                           106,983                        109,166
                                           --------------------------------------------------------------------------------------
                sub-total                  15,412,009  $15,413     563,100  $5,631   $15,413,849    $(15,195,814)    $  239,079

                sub-total                  15,412,009  $15,413     563,100  $5,631   $15,413,849    $(15,195,814)    $  239,079

Additional shares of common stock issued in connection

  with convertible preferred stock.         2,518,867    2,519                            (2,519)                             -

Issuance of shares of common stock as
consideration

  for a loan agreement.                       200,000      200                             9,800                         10,000

Issuance of shares of common stock in
consideration

  for reorganization services               1,150,000    1,150                            56,350                         57,500

Issuance of shares of common stock in
consideration

  for exchange of shares                    2,000,000    2,000                            98,000                        100,000




                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002


Issuance of shares of common stock to
employees

   as bonus                                11,275,000   11,275                           552,475                        563,750

Issuance of shares of common stock in
consideration

  for finder fees                          2,000,000     2,000                            98,000                        100,000

Issuance of shares of common stock in
consideration

  for forbearance loan agreement           8,197,695     8,198                           401,687                        409,885


Net loss March 31, 2002                                                                               (1,276,738)    (1,276,738)
                                           --------------------------------------------------------------------------------------

                                           42,753,571  $42,755     563,100  $5,631   $16,627,642    $(16,472,552)    $  203,476
                                           ======================================================================================





                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Three months ended March 31,
                                                                                      2002                       2001
                                                                             ----------------------         -----------------
Cash flows from operating activities:
  Net loss                                                                   $    (1,276,738)               $   (699,125)
                                                                             ---------------------          -----------------

  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                  140,302                     144,394
      Compensation in exchange for stock, options
         and warrants                                                              1,241,135                      23,598
      Bad Debt                                                                             -                      10,000
      (Gain) loss on debt restructure                                               (309,598)                          -
      Loss on disposition                                                                  -                      18,074
      (Increase) decrease in accounts receivable                                      52,701                    (196,503)
      (Increase) decrease in inventory                                                10,003                     (24,573)
      (Increase) decrease in prepaid expenses                                          9,397                      15,787
      (Increase) decrease in other assets                                             42,747                     403,264
      Increase (decrease) in accounts payable and accrued expenses                    14,273                     230,468
                                                                             ---------------------          -----------------
      Total adjustments                                                            1,200,960                     624,509
                                                                             ---------------------          -----------------
Net cash provided by (used in) operating activities                                  (75,778)                    (74,616)
                                                                             ---------------------          -----------------

Cash flows from investing activities:
   Cash payments for the purchase of property                                         (2,675)                    (10,878)
                                                                             ---------------------          -----------------
Net cash used in investing activities                                                 (2,675)                    (10,878)
                                                                             ---------------------          -----------------

Cash flows from financing activities:
   Proceeds from loans                                                                82,000                      35,000
   Bank overdraft                                                                      3,758                           -
   Principal payments on notes payable                                               (15,000)                     (3,298)
   Principal payment on capital leases                                                     -                      (5,431)
Net cash provided by financing activities                                             70,758                      26,271
                                                                             ---------------------          -----------------

Net increase (decrease) in cash and cash equivalents                                  (7,695)                      (59,223)
Cash and cash equivalents, beginning of period                                        12,069                       (75,802)
                                                                             ---------------------          -----------------

Cash and cash equivalents, end of period                                     $         4,374                $     (135,025)
                                                                             =====================          =================


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                            Three months ended March 31,
                                                                       2002                             2001
                                                             --------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
--------------------------------

    Interest expense                                          $       1,543                      $      39,646
                                                             --------------------------------------------------------

Stockholders' equity note:
--------------------------

A total of 75,000 shares of common stock issued in exchange for consulting services rendered. The shares were valued using the trading price on March 16, 2001, or $183,000.

On March 25, 2002, in a Debt Restructure agreement, the Company authorized the issuance of 2,183,325 shares of common stock in exchange for notes payable from one creditor totaling $350,000 plus interest of $68,764. The Company recognized an extraordinary gain of $309,598 on the restructuring.

On March 25, 2002, the Company authorized the issuance of 200,000 shares of common stock in consideration for a line of credit with a third party. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, interest expense of $10,000 was charged to operations.

On March 25, 2002, the Company authorized the issuance of 1,150,000 shares of common stock to a third party in consideration for compensation for reorganization services. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, consulting expense of $57,500 was charged to operations.

On March 25, 2002, the Company authorized the issuance of 2,000,000 shares of common stock to a third party in consideration for consulting services. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, consulting expense of $75,000 and interest expense of $25,000 were charged to operations.

On March 25, 2002, the Company authorized the issuance of 11,275,000 shares of common stock as a bonus to employees. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, payroll expense of $563,750 was charged to operations.

On March 25, 2002, the Company authorized the issuance of 2,000,000 shares of common stock to a third party in consideration for finder fees. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, consulting expense of $100,000 was charged to operations.

On March 25, 2002, the Company authorized the issuance of 8,197,695 shares of common stock to a third party in consideration for foreclosure forbearance. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, consulting expense of $409,885 was charged to operations.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002


NOTE 1            UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2001.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in Form 10- KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of operating results to be expected for a full year.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company. Statement No.133 as amended by Statement No. 137 and 138, Accounting for Derivative Instruments and Hedging Activities established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002


NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS  - continued

The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 144 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

The  accompanying   consolidated  condensed  financial  statements  include  the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

On February 7, 2002, the Company's board of directors resolved to enter into a factoring agreement with a related party for the sale of certain customer accounts receivable at 98% of the purchase price with an 8% reserve, factored with recourse with respect to credit risk. An allowance for losses is provided for known and potential losses arising from claims and for customers not factored, based on a periodic review of these accounts.


NOTE 2   CONCENTRATION OF CREDIT RISK

There were no cash balances at March 31, 2002 that exceed federal insurance limits.

At March 31, 2002, one customer represented approximately 52% of the trade accounts receivable. Four other customers represented 32% of the receivables. The Company obtains detailed credit evaluations of customers and establishes credit limits as required. According to management, the company will be severely impacted if the customer that represents 52% of trade receivables, should cease doing business with the Company.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 3   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding at March 31, 2002 is as follows:

                  Basic and dilutive weighted average
                      number of shares outstanding                                              15,197,010


NOTE 4   ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2002 consisted of the following:

         Accounts receivable                                                                      $131,170
         Less allowance for doubtful account                                                       (97,655)
                                                                                               -----------

                                                                                               $    33,515
                                                                                               -----------

There was no bad debt expense for the three months ended March 31, 2002.

On February 7, 2002, the Company's board of directors resolved to enter into a factoring agreement with a related party for the sale of certain customer accounts receivable at 98% of the purchase price with an 8% reserve, factored with recourse with respect to credit risk. At March 31, 2002, factored accounts receivable totaled $73,164.


NOTE 5   INVENTORY

Inventory at March 31, 2002 consisted of the following:

         Finished goods                                                                        $    98,167
         Raw materials                                                                             143,507
                                                                                               -----------

                                                                                               $   241,674
                                                                                               ===========


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 6   PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2002 consisted of the following:
         Amortization
                                                                                            Period in Years
                                                                                            ---------------
         Land                                                             $   400,000               -
         Building                                                           1,912,007              39
         Plant equipment                                                    3,935,542               7
         Plant improvements                                                   124,483              39
         Office machines and equipment                                        103,682               7
         Lease equipment                                                       16,296               7
                                                                          -----------

                                                                            6,492,010
         Less accumulated depreciation                                     (1,267,324)
                                                                          -----------

                                                                          $ 5,224,686
                                                                          ===========

Depreciation expense for the three months ended March 31, 2002 was $128,302.


NOTE 7   INTANGIBLES

Intangible assets are summarized by major classification as follows:

         Trademark and brand name                                                              $   728,449
         Others                                                                                      2,817
                                                                                               -----------

                                                                                                   731,266
         Less accumulated amortization                                                           ( 166,524)
                                                                                               -----------

                                                                                               $   564,742
                                                                                               ===========

Amortization expense for the three months ended March 31, 2002 totaled $12,000.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE  8  LINES OF CREDIT

Line of credit - related party
------------------------------

The Company has a line of credit from a shareholder, who is also an officer and director, totaling $100,000. The credit line has an interest rate of 10% and is due June 1, 2002. As of March 31, 2002, the Company owes $55,000 against this credit line. The line of credit is collateralized by assignment of all assets of the company.

Line of credit - unrelated party
--------------------------------

The Company has a line of credit from an unrelated third party totaling $100,000. The credit line has an interest rate of 10% and is due June 1, 2002. As of March 31, 2002, the Company owes $50,000 against this credit line. The line of credit is collateralized by assignment of all assets of the company.

Interest expense for the three months ended March 31, 2002 was $2,518.


NOTE 9   NOTES PAYABLE

The Company has outstanding notes payable at March 31, 2002 as follows:

        Notes Payable - Related Parties
        -------------------------------

        Forbearance  agreement with a related party to avoid foreclosure sale of
        building;   interest   rate  11%.  The  Company  will  pay  $160,000  as
        consideration  for the  forbearance,  and warrants to acquire  1,800,000 shares of common stock at an exercise price of $0.25 per share have been
        granted as an additional consideration.                                                $   660,000

        Note  payable  to an  officer  and  director  of the  Company,  at a 10%
        interest rate per year; due on demand.                                                       7,000
                                                                                             -------------



                                                                                               $   667,000
                                                                                             -------------

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 9            NOTES PAYABLE - continued

        Notes Payable - Unrelated Parties

        Note  payable  to  individuals  with an  interest  rate of 8% per  annum payable in 36 monthly payments;  unsecured,  due 3/31/03. The note is in
        default as of the date of this audit.                                                  $    43,782


        Note payable to a company with a 10% interest rate per year;  secured by
        all assets and due on demand.                                                               15,000

        Note payable to an individual at a 10.25% interest rate per year; due on demand;  secured by  multi-packer  equipment of Company.  The note is in
        default as of the date of this audit.                                                      150,000

        Note payable to an individual  with no interest per year; due on demand;
        secured by receivables of Company.                                                          25,000
                                                                                               -----------

                                                                                                   233,782
        Less current portion                                                                     ( 233,782)
                                                                                               -----------

                                                                                               $         0
                                                                                               ===========

The total interest expense related to these loans was $24,573 at March 31, 2002. In addition, the forbearance agreement included a loan fee of $160,000, for which, at March 31, 2002, $39,999 was charged to interest expense.


NOTE 10  INCOME TAXES

At March 31, 2002, the Company had useable net operating loss carryforwards of approximately $15,575,289 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $5,285,000 at March 31, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted based on estimated use of net operating losses through December 31, 2001 to $1,173,000.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002


NOTE 11  DEBT RESTRUCTURE

On March 25, 2002, the Company renegotiated notes payable from one creditor totaling $350,000 plus interest of $68,764 in a Debt Restructure agreement as follows:

Notes payable of $350,000 in exchange for 2,183,325 shares of common stock. On the date of the exchange, the trading price of the common stock was $.05 per share. The Company recognized an extraordinary gain of $309,598 on the restructuring.


NOTE 12  STOCKHOLDERS' EQUITY

On March 21, 2002, with approval of the board of directors, the Company amended its Articles of Incorporation to provide for an increase in the authorized number of shares of common stock to 80,000,000 at $0.001 par value. The authorized number of shares of preferred stock remained at 20,000,000 with a change in par value to $0.001.

On March 25, 2002, by resolution of the board of directors, the Company approved the issuance of 2,518,867 shares of common stock to correct preferred stock conversions for Series D, E, and F.

On March 25, 2002, in a Debt Restructure agreement, the Company authorized the issuance of 2,183,325 shares of common stock in exchange for notes payable from one creditor totaling $350,000 plus interest of $68,764. The Company recognized an extraordinary gain of $309,598 on the restructuring.

On March 25, 2002, the Company authorized the issuance of 200,000 shares of common stock in consideration for a line of credit with a third party. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, interest expense of $10,000 was charged to operations.

On March 25, 2002, the Company authorized the issuance of 1,150,000 shares of common stock to a third party in consideration for compensation for reorganization services. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, consulting expense of $57,500 was charged to operations.

On March 25, 2002, the Company authorized the issuance of 2,000,000 shares of common stock to a third party in consideration for consulting services. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, consulting expense of $75,000 and interest expense of $25,000 were charged to operations.

On March 25, 2002, the Company authorized the issuance of 11,275,000 shares of common stock as a bonus to employees. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, payroll expense of $563,750 was charged to operations.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 12  STOCKHOLDERS' EQUITY - continued

On March 25, 2002, the Company authorized the issuance of 2,000,000 shares of common stock to a third party in consideration for finder fees. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, consulting expense of $100,000 was charged to operations.

On March 25, 2002, the Company authorized the issuance of 8,197,695 shares of common stock to a third party in consideration for foreclosure forbearance. The value of $0.05 per share was the trading price on the date of the grant. Accordingly, consulting expense of $409,885 was charged to operations.


NOTE 13  RELATED PARTY

On December 17, 2001 the Company entered into a forbearance agreement with Universal Realty Investors LLC, to avoid a foreclosure sale on the building. A forbearance allows the temporary postponement of the principal payment for periods of up to one year at a time. Accordingly, Universal Realty Investors, LLC loaned the Company $660,000 to pay bank notes payable in an effort to avoid a foreclosure sale of the building. An officer, who is also a director and shareholder of the Company owns 15% of Universal Realty Investors LLC, along with another shareholder who owns 15%. The agreement calls for an interest rate of 11% on the loan, a loan fee of $160,000, and warrants to acquire 1,800,000 shares of common stock at an exercise price of $0.25 per share. The loan fee has been capitalized and amortized over a period of one year. For the three months ended March 31, 2002, $39,999 has been amortized and recorded as interest expense.

At March 31, 2002, the Company was indebted to a shareholder, who is also an officer and director, for a $55,000 line of credit. The accrued interest on the indebtedness at March 31, 2002 was $1,268. No interest was paid during the three months ended March 31, 2002.

At March 31, 2002, the Company's board of directors resolved to enter into a factoring agreement with an officer, director and shareholder for the sale of the accounts receivable at 98% of the purchase price with an 8% reserve, with recourse with respect to credit risk.


NOTE 14  LEGAL MATTERS

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

2)       Foreclosure judgment by a contractor in the amount of $561,697.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 14  LEGAL MATTERS - continued

3) Unpaid judgment is for $57,000 in favor of a vendor who filed an action for non-payment of a shipping invoice.

4) Unpaid judgment for $38,000 in favor of a Miami law firm who filed an action for fees and costs for legal services rendered to subsidiaries. (See Note 16)

5) Unpaid judgment for $80,000 in favor of an individual who filed an action for rent and costs for legal services.

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


NOTE 15  GOING CONCERN UNCERTAINTY

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 15  GOING CONCERN UNCERTAINTY - continued

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


NOTE  16 SUBSEQUENT EVENTS

On February 7, 2002, the board of directors passed a resolution authorizing the Company to obtain a mortgage loan on its building in Leesburg, Florida, and to use the proceeds to satisfy liens against the property and other trade debts. At March 31, 2002, no loan has been closed.

On May 8, 2002, the Company was granted a motion to set aside final default judgment granted to a Miami law firm who filed an action for fees and costs in the amount of $38,000 for legal services rendered.

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

Results of Operations

     Revenue for the three months ended March 31, 2002 was $230,836, in contrast to $2,537,448 for the same period of 2001. This substantial decline in revenue is primarily attributable to the loss of the Sam's Club account, and the low sales of our Syfo branded products after having lost most of the shelf space in 2001. The dramatic decline in revenue is also attributable to management focusing its attention on a potential sale of the Company's assets and litigation with certain of the Company's shareholders and former chief executive officer.

     The decline in production and sales and loss of Sam's Club business also resulted in the loss of certain operating efficiencies that are enjoyed at higher levels of production and sales. Our raw material component in cost of goods decreased slightly in the current quarter to approximately 59.8% as compared to 69.7% for the same period in 2001. Cost of goods sold includes direct manufacturing costs and was 95.15% for the first quarter ending 2002 as compared to 81.84 % for the quarter ended March 31, 2001. Gross profit was $11,181 for the current quarter as compared to $460,680 for the same quarter in 2001. Although the cost of raw material decreased in the first quarter of 2002 as compared to the first quarter of 2001 the decrease in revenues has reduced our gross profit to 5.1% versus 18.15% for the first quarter of 2001.

     Our general and administrative expenses increased for the first quarter of 2002 to $655,746 as compared to $285,266 for the same period in 2001. The General and Administrative costs for the first quarter of 2002 includes $563,750 in imputed costs for the issuance of common stock for compensation. Exclusive of the stock, General and Administrative costs for the first quarter of 2002 were $91,996 as compared to $285,266 for the first quarter of 2001. The decline in the core costs is primarily attributable to a decline in general and administrative costs associated with the reduced production and sales. We are required to charge to income the imputed costs of the issuance of stock if it is used as compensation. Our sales expense declined to $27,389 for the first quarter, from $368,863 for the same quarter a year ago, reflecting lower freight charges for accounts such as Sam's, the total lack of costs associated with merchandising for our branded products. Marketing expense for the quarter just ended was, down from $21,462 for the same quarter in 2001 to $5,877 for the current period (1st Quarter 2002). Marketing expense for 2001 was also higher as a result of costs attributable to our exclusive agreement to distribute water in All Tel Stadium in Jacksonville, Florida and our marketing of the Jacksonville Jaguars NFL team. Consulting and professional fees increased to $681,363 for the quarter just from $171,821 for the first quarter of 2001. The increase is attributable to stock issued for consulting services being imputed as having a value of $642,385. The direct costs for professional fees, excluding costs associated with issuance of stock, for the first quarter of 2002 were $38,978, which were primarily legal and accounting costs for regulatory compliance. The Professional fees for the first quarter of 2001 included $23,598 in costs imputed for stock issuance, leaving $148,223 of direct professional costs. The costs reported for the same period a year ago also included the costs of the litigation being conducted against the previous management of the company (who have now regained control of the company). This litigation is now substantially concluded, having been resolved in favor of the former president and chief executive officer. (See Note 15, Subsequent Events). Rent expense for the current quarter of $5,564 has declined as compared to $11,869 a year ago as a result of the termination of the Company's lease for administrative offices in Jacksonville and certain warehouse facilities.

     Interest expense increased to $114,735 for the quarter ending March 31, 2002, up from $55,696 for the same period a year ago. This increase is associated with the additional debt the Company took on in 2001 and higher interest rate on our defaulted debt and other charges, which have resulted from actions taken by the previous management. The other significant item for the current quarter were gains associated with the settlement of vendor liabilities and other settlements of $309,598 and $33,459 for a total of $343,057. The company reported charges totaling $62,313 for the same period in 2001, resulting from the management in control of the company at that times liquidation mode.

     We are reporting a net loss of $1,276,738 for the first quarter of 2002, compared to the net loss reported in 2001 for the first quarter of $699,125. The loss we are reporting for the first quarter of the current year (2002) includes charges for the issuance of stock of $1,206,135 and gains resulting from settlements of liabilities totaling $343,057. Excluding these charges the net loss would have been $413,660. Including the gains from the settlement of liabilities we have reported of $343,057 we would have reported a net loss of $70,603 for the first quarter of 2002.

     For the three months ended March 31, 2002 our revenue was $230,836, a decrease of $2,306,612 from the three months ended March 31, 2001. The Company experienced an increase in the cost of goods sold to 95.16% from 81.84% for the three months ended March 31, 2001. Because of the decrease in revenues for the three months ended March 31, 2002 our gross profit was $11,181 as compared to $460,680 for the same period in 2001. Our general and administrative expenses for the three months ended March 31, 2002 were $655,746, which includes 563,750 of cost associated with issuance of stock. Excluding the impact of the stock issuance or our basic general and administrative cost were $91,996, in contrast to $285,266 for the same period of 2001. This decrease reflects the lower costs associated the sales and production decline throughout 2001, with corresponding reductions in marketing and sales expenses. Consulting and professional fees remained high for the quarter ended 2002 as a consequence of the impact of the issuance of stock of $642,385. Depreciation and amortization expense was slightly less for the current quarter as compared to the same period of 2001, $140,302 as compared to $144,394 for the three months ended March 31, 2001.

     Our interest expense for the three months ended March 31, 2002 was $114,735, up from the interest expense for the same period in 2001 of $55,696. The relatively higher interest expense in 2002 reflects the additional debt of the Company this year and higher interest rates incurred as a result of defaults on the Company's indebtedness and charges associated with debt restructuring.

     Our loss from continuing operations for the three months ended March 31, 2002 was $1,586,336 compared to $636,811 for the same period in 2001. The losses for the first quarter of 2002 includes $1,206,135 in noncash charges from the issuance of stock. Excluding the imputed cost of the stock issuance, the loss from continuing operations would be $380,201. After taking into consideration the gains from the settlements of liabilities the company would report a loss of $70,463.


Liquidity and Capital Resources

     As of March 31, 2002, our current liabilities, including the current portion of long-term debt, exceeded our current assets by $5,615,459. We have a substantial amount of debt past due and in default to lenders, vendors, suppliers, judgment holders, and others.


     We are currently seeking short-term financing and accommodations to restructure or extend our indebtedness.

Forward-Looking Statements

     The above management's discussion and analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 relating to adjustments in costs of goods sold expected to occur and our ability to solve our working capital needs and liquidity. In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. Some or all of these forward-looking statements may not occur. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include the following: our ability to harmonize our old accounting system with our new accounting system, our ability to reach an accommodation with our creditors and preferred shareholders and ability to efficiently install and operate our bottle making facility. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


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

              ITEM 2.    CHANGES IN SECURITIES

     The Articles of Incorporation were amended by a vote of the majority of the common shareholders (consents were received by the company representing over 51% of those shares eligible to vote) to amend the Articles of Incorporation authorizing the company to increase the common shares to 80,000,000 shares.


              ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         We are required to make quarterly dividend payments to our Series B and Series C preferred shareholders. We are in arrears on those payments and certain of the Company's preferred shareholders have declared default.

              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         None.

              ITEM 5.    OTHER INFORMATION

                         None.

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K



              A.         Exhibits

                         27.1 Financial Data Schedule

              B.         Reports on Form 8-K - None

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: May 20, 2002
                                                    UNIVERSAL BEVERAGES HOLDINGS
                                                    CORPORATION


                                                    By /s/       Jonathon Moore
                                                    ---------------------------
                                                    Jonathon Moore
                                                    President and Chairman