Form 10QSB
period 2002-06-30
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2002-08-14
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002


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


The number of issued and outstanding shares of the issuer's common stock, $0.001 par value, as of August 1, 2002 was $42,753,571

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                          PART I - FINANCIAL INFORMATION                                                    PAGE

Item 1.  Financial Statements:

         Consolidated Balance Sheet - (Unaudited)...................................................        1

         Consolidated Statements of Operations - (Unaudited)........................................        3

         Consolidated Statements of Changes in Stockholders' Equity  - (Unaudited) .................        5

         Consolidated Statements of Cash Flows - (Unaudited)........................................        8

         Notes to Consolidated Financial Statements.................................................        9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................................       17


                         PART II - OTHER INFORMATION                                                        PAGE

Item 1. Legal Proceedings...........................................................................       19

Item 2. Changes in Securities.......................................................................       19

Item 3. Defaults Upon Senior Securities.............................................................       19

Item 4. Submission of Matters to a Vote of Security Holders.........................................       19

Item 5. Other Information...........................................................................       19

Item 6. Exhibits and Reports on Form 8-K............................................................       19

Signatures..........................................................................................       20

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2002



                                     Assets


Current assets
   Cash                                                               $    9,002
   Accounts receivable, net                                               27,069
   Inventory                                                             193,200
   Prepaid expenses                                                       30,545
                                                                      ----------
Total current assets                                                     259,816

Property, plant and equipment, net                                     5,097,273

Intangible asset, net                                                    552,742


Other assets
   Other receivables                                                       5,000
   Other assets                                                          176,264
                                                                      ----------
                                                                         181,264
                                                                      ----------

                                                                      $6,091,095
                                                                      ==========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2002



                      Liabilities and Stockholders' Equity



Current liabilities
   Accounts payable                                                $  2,265,157
   Accrued expense                                                      807,713
   Accrued interest                                                      93,599
   Current portion of line of credit - related party                     75,000
   Current portion of line of credit - other                             50,000
   Current portion of notes payable - related party                       7,000
   Current portion of notes payable - other                             268,782
                                                                   ------------
Total current liabilities                                             3,567,251

Capitalized lease obligations                                           171,606
Convertible note payable                                                947,000
Financing obligation                                                  1,368,000
Deferred gain                                                            50,010
                                                                   ------------
                                                                      2,536,616

Stockholders' equity
   Preferred stock, $0.001 par value, 20 million shares
     authorized, 563,100 shares issued and outstanding,
     redeemable at company's option
     (liquidation preference $ 6,761,000 )                                5,631
   Common stock, $0.001 par value, 80 million shares
     authorized, 42,753,571 shares issued and  outstanding               42,755
   Additional paid in capital                                        16,627,642
   Accumulated deficit                                              (16,688,800)
                                                                   ------------
                                                                        (12,772)
                                                                   ------------

                                                                   $  6,091,095
                                                                   ============

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three months ended June 30,             Six months ended June 30,
                                                                    2002              2001                2002              2001
                                                               ------------------------------        ------------------------------
Revenue
   Sales, net of discounts and returns                         $   438,220        $ 1,420,276        $   669,056        $ 3,957,725

   Cost of goods sold                                              322,771          1,264,211            542,427          3,340,979
                                                               ------------------------------        ------------------------------


Gross profit                                                       115,449            156,065            126,629            616,746
                                                               ------------------------------        ------------------------------

Expenses

   General and administrative                                      105,227            178,122            760,974            463,388

   Sales expenses                                                   28,019            169,024             55,408            537,887

   Marketing expenses                                                4,288             20,548             10,165             42,010

   Consulting and professional fees                                 32,761            112,585            714,124            284,406

   Rent                                                              8,253             13,565             13,817             25,434

   Bad debt                                                              -             15,000                  -             25,000

   Depreciation and amortization                                   140,429            146,878            280,731            291,271
                                                               ------------------------------        ------------------------------

                                                                   318,977            655,722          1,835,219          1,669,396
                                                               ------------------------------        ------------------------------
Loss from operations
                                                                  (203,528)          (499,657)        (1,708,590)        (1,052,650)

Other income/(expenses)

   Interest expense                                                (97,353)           (64,592)          (212,088)          (120,287)

   Other income                                                          -                  -                  -                257

   Interest income                                                       -                  5                  -                 40

   Other expenses                                                        -            (15,401)                 -            (43,815)

   Litigation settlements                                           84,635                  -            118,094                  -
                                                               ------------------------------        ------------------------------

                                                                   (12,718)           (79,988)           (93,994)          (163,805)
                                                               ------------------------------        ------------------------------

Loss from continuing operations                                $  (216,246)       $  (579,645)       $(1,802,584)       $(1,216,455)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Three months ended June 30,             Six months ended June 30,
                                                                    2002             2001                2002                2001
                                                               ------------------------------        ------------------------------

Loss from continuing operations                                $  (216,246)       $  (579,645)       $(1,802,584)       $(1,216,455)

Discontinued operations

Loss from discontinued operations, net                                   -            (12,121)                 -            (56,360)

Loss on disposition, net                                                 -            (18,074)
                                                               ------------------------------        ------------------------------

                                                                         -            (12,121)                 -            (74,434)
                                                               ------------------------------        ------------------------------

Extraordinary items

   Gain on debt restructure                                              -                  -            309,598                  -
                                                               ------------------------------        ------------------------------

                                                                         -                  -            309,598                  -
                                                               ------------------------------        ------------------------------

Net loss                                                       $  (216,246)       $  (591,766)       $(1,492,986)       $(1,290,889)
                                                               ==============================        ==============================

Earnings (loss) per common share
   Loss before extraordinary items                             $     (0.01)       $     (0.06)       $     (0.06)       $     (0.12)

   Discontinued operations                                               -              (0.00)                 -              (0.01)

   Extraordinary items                                                   -                  -               0.01                  -
                                                               ------------------------------        ------------------------------
                                                               $     (0.01)       $     (0.06)       $     (0.05)       $     (0.13)
                                                               ------------------------------        ------------------------------

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

                                                                                         Additional
                                               Common Stock          Preferred Stock      Paid in      Accumulated
                                            Shares     Amount       Shares     Amount     Capital        Deficit       TOTAL
                                          ----------  --------     --------   -------   ------------ -------------- ------------
Balance December 31, 2000                  9,918,683  $  9,919      589,600   $ 5,896   $15,101,795   $(11,808,082)  $3,309,528


Issuance of shares of common stock for
consulting services
  rendered in connection with
private placement                             75,000        75                               37,425                      37,500

Issuance of shares of common stock
in exchange for

   legal services  rendered                   10,500        11                               28,866                      28,877

Issuance of common stock in
connection with

  convertible preferred stock.             3,124,501     3,125      (26,500)     (265)       (2,860)                          -

Issuance of shares as legal
settlement                                   100,000       100                                1,600                       1,700

Additional consideration for loan
agreement in

  exchange of warrants                                                                      140,040                     140,040


Net loss  2001                                                                                          (3,387,732)  (3,387,732)
                                          ------------------------------------------------------------------------------------------


Balance December 31, 2001                 13,228,684  $ 13,230      563,100   $ 5,631   $15,306,866   $(15,195,814)  $  129,913

Issuance of common stock in
connection with the

   Debt restructure                        2,183,325     2,183                              106,983                     109,166
                                          ------------------------------------------------------------------------------------------
             sub-total                    15,412,009  $ 15,413      563,100   $ 5,631   $15,413,849   $(15,195,814)  $  239,079


             sub-total                    15,412,009  $ 15,413      563,100   $ 5,631   $15,413,849   $(15,195,814)  $  239,079

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

                                                                                      Additional
                                             Common Stock          Preferred Stock     Paid in      Accumulated
                                          Shares      Amount      Shares    Amount     Capital        Deficit          TOTAL
                                        ----------    -------    --------   ------   -----------    ------------     ----------
Additional shares of common stock
issued in connection

  with convertible preferred stock.      2,518,867      2,519                             (2,519)                             -

Issuance of shares of common stock
as consideration

  for a loan agreement.                    200,000        200                              9,800                         10,000

Issuance of shares of common stock
in consideration

  for reorganization services            1,150,000      1,150                             56,350                         57,500

Issuance of shares of common stock
in consideration

  for exchange of shares                 2,000,000      2,000                             98,000                        100,000

Issuance of shares of common stock
to  employees

   as bonus                             11,275,000     11,275                            552,475                        563,750

Issuance of shares of common stock
in consideration

  for finder fees                        2,000,000      2,000                             98,000                        100,000

Issuance of shares of common stock
in consideration

  for forbearance loan agreement         8,197,695      8,198                            401,687                        409,885


Net loss June 30, 2002                                                                                (1,492,986)    (1,492,986)
                                        ---------------------------------------------------------------------------------------


TOTAL                                   42,753,571    $42,755     563,100   $5,631   $16,627,642    $(16,688,800)    $  (12,772)
                                        =======================================================================================

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Six months ended June 30,
                                                                                                  2002                      2001
                                                                                               -------------------------------------
Cash flows from operating activities:
  Net loss                                                                                     $(1,492,986)             $(1,290,889)
                                                                                               -----------              ------------

  Adjustments to reconcile net loss to net cash provided by operating activities:

      Depreciation and amortization                                                                280,731                  291,271
     Compensation in exchange for stock, options
       and warrants                                                                              1,241,135                   52,475
      Bad Debt                                                                                           -                   25,000
     Litigation settlements                                                                         84,635
      (Gain) loss on debt restructure                                                             (309,598)                       -
     Loss on disposition                                                                                 -                   61,889
      (Increase) decrease in accounts receivable                                                    59,146                  160,809
      (Increase) decrease in inventory                                                              58,477                  135,333
      (Increase) decrease in prepaid expenses                                                      (11,393)                   2,114
      (Increase) decrease in other assets                                                           62,596                  432,285
      Increase (decrease) in accounts payable and
accrued expenses                                                                                   (95,135)                 185,773
                                                                                               -----------              -----------
      Total adjustments                                                                          1,370,594                1,346,949
                                                                                               -----------              -----------
Net cash provided by (used in) operating activities                                               (122,392)                  56,060
                                                                                               -----------              -----------
Cash flows from investing activities:
   Cash payments for the purchase of property                                                       (2,675)                 (10,878)
                                                                                               -----------              -----------
Net cash used in investing activities                                                               (2,675)                 (10,878)
                                                                                               -----------              -----------
Cash flows from financing activities:
   Proceeds from loans                                                                             137,000                   35,000
   Principal payments on notes payable                                                             (15,000)                  (3,298)
   Principal payment on capital leases                                                                   -                   (9,347)
Net cash provided by financing activities                                                          122,000                   22,355
                                                                                               -----------              -----------

Net increase (decrease) in cash and cash equivalents                                                (3,067)                  67,537

Cash and cash equivalents, beginning of period                                                      12,069                  (75,802)
                                                                                               -----------              -----------
Cash and cash equivalents, end of period                                                       $     9,002              $    (8,265)
                                                                                               ===========              ===========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six months ended June 30,
                                                                      2002                  2001
                                                                 ---------------        ------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:

    Interest expense                                             $        11,334        $     55,869
                                                                 ---------------        ------------

Stockholders' equity note:

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002




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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

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


NOTE 2     CONCENTRATION OF CREDIT RISK

There were no cash balances at June 30, 2002 that exceed federal insurance limits.

At June 30, 2002, one customer represented approximately 61% of the trade accounts receivable. Four other customers represented 27% of the receivables. The Company obtains detailed credit evaluations of customers and establishes credit limits as required. It is the opinion of management that the Company will be severely impacted if the customer that represents 61% of trade receivables should cease doing business with the Company.

NOTE 3     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding at June 30, 2002 is as follows:

                  Basic and dilutive weighted average
                      number of shares outstanding                                              29,051,413

NOTE 4     ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2002 consisted of the following:

         Accounts receivable                                                                      $124,725
         Less allowance for doubtful account                                                       (97,656)
                                                                                                  --------
                                                                                                  $ 27,069
                                                                                                  ========

There was no bad debt expense for the six months ended June 30, 2002.

On February 7, 2002, the Company's board of directors resolved to enter into a factoring agreement with a related party for the sale of certain customer accounts receivable at 98% of the purchase price with an 8% reserve, factored with recourse with respect to credit risk. At June 30, 2002, factored accounts receivable totaled $61,638.


NOTE 5     INVENTORY

Inventory at June 30, 2002 consisted of the following:

         Finished goods                                                                          $  63,816
         Raw materials                                                                             129,384
                                                                                                 ---------
                                                                                                 $ 193,200
                                                                                                 =========



NOTE 6     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2002 consisted of the following:

         Amortization
                                                                                            Period in Years
                                                                                            ---------------
         Land                                                             $   400,000              -
         Building                                                           1,912,007              39
         Plant equipment                                                    3,936,558               7
         Plant improvements                                                   124,483              39
         Office machines and equipment                                        103,682               7
         Lease equipment                                                       16,296               7
                                                                           ----------

                                                                            6,493,026
         Less accumulated depreciation                                     (1,395,753)
                                                                           ----------

                                                                          $ 5,097,273
                                                                          ===========


Depreciation expense for the six months ended June 30, 2002 was $256,731.

On May 31, 2002 the Company entered into a sale-leaseback agreement for the building, land and plant improvements. For accounting purposes, the transaction has been accounted for under the financing method. The Company recognized a deferred gain of $50,010 (See Note 10)

NOTE 7     INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

         Trademark and brand name                                                               $  728,449
         Others                                                                                      2,817
                                                                                                ----------

                                                                                                   731,266
         Less accumulated amortization                                                           ( 178,524)
                                                                                                ----------

                                                                                                $  552,742
                                                                                                ==========


Amortization expense for the six months ended June 30, 2002 totaled $24,000.

NOTE  8    LINES OF CREDIT

Line of credit - related party
------------------------------
The Company has a line of credit totaling $100,000 from a shareholder, who is also an officer and director. The credit line has an interest rate of 10% and was due June 1, 2002. As of June 30, 2002, the Company owes $75,000 against this credit line. The line of credit is collateralized by assignment of all assets of the company. The line of credit is in default as of the date of this review.

Line of credit - unrelated party
--------------------------------
The Company has a line of credit from an unrelated third party totaling $100,000. The credit line has an interest rate of 10% and was due June 1, 2002. As of June 30, 2002, the Company owes $50,000 against this credit line. The line of credit is collateralized by assignment of all assets of the company. The line of credit is on default as of the date of this review.

Interest expense for the six months ended June 30, 2002 was $5,497.


NOTE 9     NOTES PAYABLE

The Company has outstanding notes payable at June 30, 2002 as follows:

        Notes Payable - Related Parties
        -------------------------------

        Note  payable  to an  officer  and  director  of the  Company,  at a 10%
        interest rate per year; due on demand.                                    $      7,000

        Notes Payable - Unrelated Parties

        Note  payable  to  individuals  with an  interest  rate of 8% per  year, payable in 36 monthly payments;  unsecured, due March 31, 2003. The note
        is in default at June 30, 2002.                                           $     43,782


        Note payable to a company with a 10% interest rate per year;  secured by
        all assets and due on demand.                                                   15,000

        Note payable to an individual  with a 10.25% interest rate per year; due on demand;  secured by multi-packer equipment of Company. The note is in
        default at June 30, 2002.                                                      150,000

        Convertible  note payable to a company with a 8% interest rate per year;
        unsecured,  due on May 14, 2005.  At the option of the holder,  the note may be  converted  into  6,000,000  shares of common stock at 80% of the
        trading price of the shares at the date of the conversion.                $    947,000

        Note payable to various  individuals  with no interest per year;  due on
        demand; secured by receivables of the Company.                                  60,000

                                                                                     1,215,782
        Less current portion                                                         ( 268,782)
                                                                                  ------------

                                                                                  $    947,000
                                                                                  ============

The total interest expense related to these loans was $ 70,180 at June 30, 2002.


NOTE 10    FINANCING OBLIGATION

On May 31, 2002, the Company entered into a sale-leaseback transaction for the building, land and plant improvements for a total of $2,429,000. The transaction was accounted for under the financing method, providing a security arrangement for the buyer-lessor's investment. A total of $1,268,000 has been disbursed to satisfy payments as follows:

         Forbearance agreement                                                    $    660,000
         Accrued interest forbearance agreement                                        106,313
         Foreclosure judgment                                                          551,697
                                                                                  ------------

                                                                                  $  1,318,010
                                                                                  ============


The company recognized a deferred gain on the transaction of $50,010. The sale-leaseback includes a purchase option due August 30, 2002. The purchase option will increase by $100,000 if not exercised by August 30, 2002.


NOTE 11    INCOME TAXES

At June 30, 2002, the Company had useable net operating loss carryforwards of approximately $15,575,289 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $5,285,000 at June 30, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will not be realized due to uncertainty of the Company's ability to generate future taxable income. Based on estimated use of net operating losses through December 31, 2001, the deferred tax asset was adjusted to $1,173,000.

NOTE 12    DEBT RESTRUCTURE

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


NOTE 13    STOCKHOLDERS' EQUITY

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

NOTE 14    RELATED PARTY

At June 30, 2002, the Company was indebted to an officer, who is also a shareholder and director, for a $55,000 line of credit. The accrued interest on the indebtedness at June 30, 2002 was $2,997. No interest was paid during the six months ended June 30, 2002.

At June 30, 2002, the Company continued under a factoring agreement with an officer, who is also a shareholder and director, for the sale of the accounts receivable at 98% of the purchase price with an 8% reserve, with recourse with respect to credit risk.


NOTE 15    LEGAL MATTERS

The Company is subject to various investigative claims and legal proceedings covering a wide range of matters that arose in the ordinary course of its business activity. The Company currently has three unpaid judgments as follows:

     1) Unpaid judgment is for $57,000 in favor of a vendor who filed an action for non-payment of a shipping invoice.

     2) Unpaid judgment for $80,000 in favor of an individual who filed an action for rent and costs for legal services.

     3) Unpaid judgment for $42,000 in favor of an individual who filed an action for sale of restricted shares of common stock and for legal services. In addition, as part of this settlement, 100,000 shares of common stock were issued on October 5, 2000.

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

With the exception of the three judgments mentioned in paragraph one above, the ultimate outcome is unknown; however, management has accrued an estimated liability in the amount of $827,000 against legal matters that occurred in past years.

In the opinion of the Company's management, although the outcome of any legal proceeding cannot be predicted with certainty, ultimate liability resulting from the above matters, even if limited to the liability accrued in the accompanying financial statements, may have a material effect on the results of operations or cash flows of the Company and its ability to continue as a going concern.

NOTE 16    GOING CONCERN UNCERTAINTY

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

The Company's negative working capital, recurring losses from operations, pending litigations, and defaults under the Company's contract agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital, and obtaining a mortgage on the building to assure the Company's viability.

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

Results of Operations

Revenue for the three months ended June 30, 2002 was $438,220, in contrast to $1,420,276 for the same period of 2001. This substantial decline in revenue is primarily attributable to the loss of the Sam's Club account and lower sales of our Syfo branded products as a result of the loss of shelf space in 2001. Our Syfo brand revenues are 22% below the sales during the second quarter of 2001. As we begin to see some results from our extensive efforts to rebuild the sales of our Syfo brand, we anticipate that during the third quarter of 2002 our sales will return to 2001 levels. Our Syfo brand revenues have doubled since the first quarter of this year (Syfo brand revenues for the first quarter of 2002 were only 51% of the revenues for the same period in 2001). The decline in revenue may also be attributed, at least in part, to the fact that prior management of the Company was focusing on a sale of the Company's assets, rather than growth of the Company's revenues, and litigation with former officers of the Company.

Our raw material component in cost of goods decreased in the second quarter to approximately 54.3% as compared to 71.5% for the same period in 2001. Cost of goods sold includes direct manufacturing costs and was 73.65% for the quarter ending June 30, 2002 as compared to 89.01% for the quarter ended June 30, 2001. Gross profit was $115,449 for the current quarter as compared to $156,066 for the same quarter in 2001. The gross profit for the current quarter is 73% of the gross profit for the same quarter in 2001, even though the revenues for the quarter ended June 30, 2001 were more than three times the revenues for the quarter ended June 30, 2002.

Our general and administrative expenses decreased for the second quarter of 2002 to $105,228, as compared to $178,122 for the same period in 2001. The decrease in general and administrative costs for the second quarter of 2002 is primarily attributable to greater efficiency resulting from lower staff levels and greater productivity. Our sales expense declined to $28,019 for the current period compared to $169,024 for the same quarter a year ago, reflecting lower freight charges associated with lower sales. Marketing expense for the quarter just ended decreased to $4,288 from $20,548 for the same quarter in 2001. Consulting and professional fees decreased from $112,585 for the second quarter of 2001 to $32,761 for the current period. The higher consulting and professional fees in 2001 were primarily attributable to consultants engaged by prior management of the Company and higher legal expenses incurred by the Company in connection with its litigation with former officers of the Company. The fees reported for 2002 are primarily associated with accounting and legal expenses incurred in connection with routine financial reporting and regulatory compliance.

Rent expense for the current quarter declined to $8,253 from $13,565 reflecting the lower cost of the current Jacksonville headquarters.

Interest expense increased to $97,353 for the current quarter up from $64,592 for the same period a year ago. This increase is associated with the costs associated with the sale and lease back transaction for the Company's plant with Bansgrove Ltd. These costs represent interest due Bansgrove for the period on their judgments, amortization of the abatement fee, current period lease payments/interest, amortization of the Bansgrove option payment and interest on a vendor note of $947,000 at 8%.

We have also recorded gains associated with the settlement of various judgments and liabilities. For example, a default judgment against the Company in the amount of approximately $38,000 was set aside in the second quarter of 2002, resulting in a reversal of the previous charge to income and a gain for the period.

Our net losses declined $363,339 from $591,766 for the quarter ended June 30, 2001 to $216,246 for the same period in 2002.


Liquidity and Capital Resources

As of June 30, 2002, our current liabilities, including the current portion of long-term debt, were $3,567,251 as compared to $4,668,169 reported for the second quarter of 2001. This reflects a decrease in current liabilities of $1,100,918. This also is a decrease of $2,337,526 in our current liabilities compared to our current liabilities as reported for the first quarter of the current year. Current liabilities exceed our current assets by $3,307,435 for the current quarter as compared to $4,154,831 for the same period last year. This comparison is generally been held to be a company's working capital which means our working capital is a negative $3,307,435 for the second quarter of this year. However these results also mean we have improved our working capital position by $847,396 as compared to the same period a year ago and $2,308,024 as compared to the first quarter of this year.

We have reduced current liabilities by converting a substantial amount of vendor payables into long term obligations, settling them for reduced amounts, or converting them into equity.

Our goal is to continue to reduce our current liabilities, increase our current assets and achieve a positive working capital. We still have a substantial amount of past due vendor payables, defaults to lenders, vendors, suppliers, judgment holders, and other debts.


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


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to a number of lawsuits arising out of commercial transactions. Although none of the suits would normally involve a material amount of potential liability, our current liquidity needs result in a different conclusion. Any adverse determination in any of the pending lawsuits would likely have a material adverse effect on our financial condition.


ITEM 2.    CHANGES IN SECURITIES

Effective April 5, 2002, the Articles of Incorporation were amended by written consent of a majority of the Company's common shareholders to increase the number of authorized common shares to 80,000,000 shares.


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

Date: August 14, 2002

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