Form 10-Q
period 2002-09-30
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2002-11-15
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002


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


The number of issued and outstanding shares of the issuer's common stock, $0.001 par value, as of November 1, 2002 was 42,753,571.


                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                       PART I - FINANCIAL INFORMATION                                                          PAGE

Item 1.  Financial Statements:

         Consolidated Balance Sheet - (Unaudited)..................................................             3

         Consolidated Statements of Operations - (Unaudited).......................................             5

         Consolidated Statements of Changes in Stockholders' Equity  - (Unaudited) ................             7

         Consolidated Statements of Cash Flows - (Unaudited).......................................             8

         Notes to Consolidated Financial Statements................................................            10

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................            18


                         PART II - OTHER INFORMATION                                                           PAGE

Item 1. Legal Proceedings..........................................................................            21

Item 2. Changes in Securities......................................................................            21

Item 3. Defaults Upon Senior Securities............................................................            21

Item 4. Submission of Matters to a Vote of Security Holders........................................            21

Item 5. Other Information..........................................................................            21

Item 6. Exhibits and Reports on Form 8-K...........................................................            21

Signatures.........................................................................................            22

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002



                                     Assets


Current assets

   Cash                                                  $   11,934

   Accounts receivable, net                                  61,523

   Inventory                                                206,115

   Prepaid expenses                                          20,294
                                                         ----------
Total current assets                                        299,866



Property, plant and equipment, net                        4,978,080


Intangible asset, net                                       540,742


Other assets

   Other receivables                                          5,000

   Other assets                                             161,415
                                                         ----------
                                                            166,415
                                                         ----------


                                                         $5,985,103
                                                         ==========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002

                      Liabilities and Stockholders' Deficit

Current liabilities

   Accounts payable                                               $  2,210,596

   Accrued expense                                                     809,689

   Accrued interest                                                    160,158

   Factoring liability                                                  45,772

   Advances from factor                                                 62,632

   Current portion of line of credit - related party                    73,000

   Current portion of line of credit - other                            50,000

   Current portion of note payable - related party                       7,000

   Current portion of notes payable - other                            268,782
                                                                  ------------
Total current liabilities
                                                                     3,687,629


Capitalized lease obligations                                          171,606

Convertible note payable                                               947,000

Financing obligation                                                 1,368,000

Deferred gain
                                                                        50,010
                                                                  ------------

                                                                     2,536,616


Stockholders' deficit                                                6,224,246
   Preferred stock, $0.001 par value, 20 million shares authorized, 563,100 shares issued and outstanding, redeemable at company's option

     (liquidation preference $ 6,761,000 )                               5,631
   Common stock, $0.001 par value, 80 million shares

     authorized, 42,753,571 shares issued and  outstanding              42,755

   Additional paid in capital                                       16,627,642

   Accumulated deficit                                             (16,915,169)
                                                                  ------------
                                                                      (239,141)
                                                                  ------------

                                                                  $  5,985,103
                                                                  ============

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three months ended                    Nine months ended
                                                                        September 30,                         September 30,
                                                                  2002               2001               2002                2001
                                                               -----------        -----------        -----------        ------------
Revenue

   Sales, net of discounts and returns                         $   447,307        $   466,386        $ 1,116,363        $ 4,424,111

   Cost of goods sold                                              321,017            398,800            863,443          3,739,779
                                                               -----------        -----------        -----------        -----------


Gross profit                                                       126,290             67,586            252,920            684,332
                                                               -----------        -----------        -----------        -----------

Expenses

   General and administrative                                       93,249            159,239            854,224            622,627

   Sales expenses                                                   39,549             64,527             94,957            604,987

   Marketing expenses                                                2,052                  -             12,217             39,436

   Consulting and professional fees                                 49,612             43,681            763,736            328,087

   Rent                                                              8,667              1,840             22,484             27,275

   Bad debt                                                              -                  -                  -             25,000

   Depreciation and amortization                                   140,850            144,648            421,582            435,919
                                                               -----------        -----------        -----------        -----------

                                                                   333,979            413,935          2,169,200          2,083,331
                                                               -----------        -----------        -----------        -----------
Loss from operations                                              (207,689)        (1,916,280)        (1,398,999)
                                                                                                                           (346,349)

Other income/(expenses)

   Interest expense                                               (113,838)           (50,619)          (325,926)          (170,906)

   Other income                                                          -                312                  -                569

   Interest income                                                       -                  -                  -                 40

   Other expenses                                                     (117)          (149,412)              (117)          (193,226)

   Litigation expenses                                                   -           (187,263)                 -           (187,263)

   Litigation settlements                                           95,276                  -            213,370                 (0)
                                                               -----------        -----------        -----------        -----------

                                                                   (18,679)          (386,982)          (112,673)          (550,787)
                                                               -----------        -----------        -----------        -----------

Loss from continuing operations                                $  (226,368)       $  (733,331)       $(2,028,953)       $(1,949,787)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             Three months ended               Nine months ended
                                                                 September 30,                  September 30,
                                                           2002             2001           2002             2001
                                                        -----------     -----------     -----------     -----------



Loss from continuing operations                         $  (226,368)    $  (733,331)    $(2,028,953)    $(1,949,787)

Discontinued operations

   Loss from discontinued operations, net                         -         (77,156)              -        (133,516)

   Loss on disposition, net                                                       -                         (18,074)
                                                        -----------     -----------     -----------     -----------

                                                                  -         (77,156)              -        (151,590)
                                                        -----------     -----------     -----------     -----------

Extraordinary items

   Gain on debt restructure                                       -               -         309,598               -
                                                        -----------     -----------     -----------     -----------

                                                                  -               -         309,598               -
                                                        -----------     -----------     -----------     -----------

Net loss                                                $  (226,368)    $  (810,487)    $(1,719,355)    $(2,101,376)
                                                        ===========     ===========     ===========     ===========

Earnings (loss) per common share
   Loss before extraordinary items                      $     (0.01)    $     (0.07)    $     (0.06)    $     (0.20)

   Discontinued operations                                        -           (0.01)              -           (0.02)

   Extraordinary items                                            -               -            0.01               -
                                                        -----------     -----------     -----------     -----------
                                                       $      (0.01)    $     (0.08)    $     (0.05)    $     (0.21)
                                                        -----------     -----------     -----------     -----------

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                        Additional
                                                 Common Stock      Preferred Stock       Paid in        Accumulated
                                              Shares     Amount   Shares     Amount      Capital          Deficit          TOTAL
                                            ---------   -------  --------- ----------   -----------     -----------     -----------
Balance December 31, 2000                   9,918,683   $ 9,919  589,600   $  5,896     $15,101,795      (11,808,082)   $ 3,309,528

Issuance of shares of common stock
  for consulting services
  rendered in connection with private
placement                                      75,000        75                              37,425                          37,500
Issuance of shares of common stock in
exchange for legal services  rendered          10,500        11                              28,866                          28,877
Issuance of common stock in connection
with

  convertible preferred stock               3,124,501     3,125   (26,500)     (265)        (2,860)                               -

Issuance of shares as legal settlement        100,000       100                               1,600                           1,700
Additional consideration for loan
agreement in

  exchange of warrants                                                                      140,040                         140,040

Net loss December 31, 2001                                                                                (3,387,732)    (3,387,732)
                                           ----------    ------   -------   -------     -----------     ------------    -----------
Balance December 31, 2001
                                           13,228,684    13,230   563,100     5,631      15,306,866      (15,195,814)       129,913

Issuance of common stock in connection
with the Debt restructure                   2,183,325     2,183                             106,983                         109,166
                                           ----------   -------   -------   -------     ----------      ------------    -----------
sub-total                                  15,412,009   $15,413   563,100   $ 5,631     $15,413,849     $ 15,195,814)   $   239,079

Additional shares of common stock
   issued in connection

  with convertible preferred stock          2,518,867     2,519                              (2,519)                              -
Issuance of shares of common stock as
consideration for a loan agreement            200,000       200                               9,800                          10,000
Issuance of shares of common stock in
consideration for reorganization services   1,150,000     1,150                              56,350                          57,500
Issuance of shares of common stock in
consideration for exchange of shares        2,000,000     2,000                              98,000                         100,000
Issuance of shares of common stock to
employees as bonus                         11,275,000    11,275                             552,475                         563,750
Issuance of shares of common stock in
consideration for finder fees               2,000,000     2,000                              98,000                         100,000
Issuance of shares of common stock in
consideration for forbearance loan
agreement                                   8,197,695     8,198                             401,687                         409,885

Net loss September 30, 2002                                                                               (1,719,355)    (1,719,355)
                                           ----------   -------   -------   -------     -----------     ------------    -----------


                                           42,753,571   $42,755   563,100   $ 5,631     $16,627,642     $(16,915,169)   $  (239,141)
                                           ==========   =======   =======   =======     ===========     ============    ===========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                  Nine months ended September 30,
                                                                                                    2002                    2001
                                                                                                 -----------            -----------
Cash flows from operating activities:

  Net loss                                                                                       $(1,719,355)           $(2,101,376)
                                                                                                 -----------            -----------

  Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation and amortization                                                                    421,582                435,919
    Compensation in exchange for stock, options

         and warrants                                                                              1,241,135                 52,475

     Bad Debt                                                                                              -                 25,000

     Litigation settlements                                                                         (213,191)                     -

     (Gain) loss on debt restructure                                                                (309,598)                     -

      Loss on disposition                                                                                  -                 66,300

      (Increase) decrease in accounts receivable                                                      31,524                238,161

      (Increase) decrease in inventory                                                                45,563                210,475

      (Increase) decrease in prepaid expenses                                                         (1,142)                  (436)

      (Increase) decrease in other assets                                                             77,445                546,972

      Increase (decrease) in accounts payable and accrued expenses                                   207,040                613,878
                                                                                                 -----------            -----------

      Total adjustments                                                                            1,500,357              2,188,744
                                                                                                 -----------            -----------

Net cash provided by (used in) operating activities                                                 (218,998)                87,368
                                                                                                 -----------            -----------

Cash flows from investing activities:

   Cash payments for the purchase of property                                                         (2,675)               (10,878)
                                                                                                 -----------            -----------

Net cash used in investing activities                                                                 (2,675)               (10,878)
                                                                                                 -----------            -----------

Cash flows from financing activities:

   Proceeds from loans                                                                               137,000                 35,000

   Bank overdraft                                                                                          -                 31,446

   Proceeds from factor                                                                              101,538                      -

   Principal payments on notes payable                                                               (17,000)               (58,298)

   Principal payment on capital leases                                                                     -                 (7,133)

                                                                                                 -----------            -----------
Net cash provided by financing activities                                                            221,538                  1,015
                                                                                                 -----------            -----------


Net increase (decrease) in cash and cash equivalents                                                    (135)                77,505


Cash and cash equivalents, beginning of period                                                        12,069                (75,802)
                                                                                                 -----------            -----------

Cash and cash equivalents, end of period                                                         $    11,934            $     1,703
                                                                                                 ===========            ===========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine months ended September 30,
                                                                 2002                   2001
                                                               -------                -------
Supplemental disclosures of cash flow information:
Cash paid during the period for:

    Interest expense                                           $29,834                $63,608
                                                               -------                -------

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002




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

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in Form 10-KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

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


NOTE 2     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $11,934 at September 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

NOTE 3     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding at September 30, 2002 is as follows:

           Basic and dilutive weighted average
               number of shares outstanding                           33,668,990

NOTE 4     ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2002 consisted of the following:

         Accounts receivable                                   $  159,179
         Less allowance for doubtful account                      (97,656)
                                                               ----------

                                                               $   61,523
                                                               ==========

There was no bad debt expense for the nine months ended September 30, 2002.

On February 7, 2002, the Company's board of directors resolved to enter into a factoring agreement with a related party for the sale of certain customer accounts receivable at 98% of the purchase price with an 8% reserve, factored with recourse with respect to credit risk. At September 30, 2002, factored accounts receivable totaled $45,772.


NOTE 5     INVENTORY

Inventory at September 30, 2002 consisted of the following:

         Finished goods                                        $  69,079
         Raw materials                                           137,036
                                                               ---------

                                                               $ 206,115
                                                               =========




NOTE 6     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2002 consisted of the following:

         Depreciation
                                                                 Period in Years
                                                                 ---------------
         Land                                   $   400,000             -
         Building                                 1,912,007             39
         Plant equipment                          3,936,005              7
         Plant improvements                         124,483             39
         Office machines and equipment              113,892              7
         Lease equipment                             16,296              7
                                                -----------

                                                  6,502,683
         Less accumulated depreciation           (1,524,603)
                                                -----------

                                                $ 4,978,080
                                                ===========

Depreciation expense for the nine months ended September 30, 2002 was $385,582.

On May 31, 2002 the Company entered into a sale-leaseback agreement for the building, land and plant improvements. For accounting purposes, the transaction has been accounted for under the financing method. The Company recorded a deferred gain of $50,010 (See Note 10).

NOTE 7     INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

         Trademark and brand name             $  728,449
         Others                                    2,817
                                              ----------

                                                 731,266
         Less accumulated amortization         ( 190,524)
                                              ----------

                                              $  540,742
                                              ==========


Amortization  expense  for the nine months  ended  September  30,  2002  totaled
$36,000.


NOTE  8    LINES OF CREDIT

Line of credit - related party
------------------------------

The Company has a line of credit totaling $100,000 from a shareholder, who is also an officer and director. The credit line has an interest rate of 10% and was due June 1, 2002. As of September 30, 2002, the Company owes $73,000 against this credit line. The line of credit is collateralized by assignment of all assets of the company. The line of credit is in default as of the date of this review.

Line of credit - unrelated party
--------------------------------

The Company has a line of credit from an unrelated third party totaling $100,000. The credit line has an interest rate of 10% and was due June 1, 2002. As of September 30, 2002, the Company owes $50,000 against this credit line. The line of credit is collateralized by assignment of all assets of the company. The line of credit is in default as of the date of this review.

The total interest expense related to these lines of credit was $8,634 at September 30, 2002.


NOTE 9     NOTES PAYABLE

The Company has outstanding notes payable at September 30, 2002 as follows:

        Note Payable - Related Parties
        ------------------------------

        Note  payable to an  employee  and  director  of the  Company,  at a 10%
        interest rate per year; due on demand.                                    $      7,000
                                                                                  ============

        Notes Payable - Unrelated Parties

        Notes  payable  to  individuals  with an  interest  rate of 8% per year, payable in 36 monthly payments;  unsecured, due March 31, 2003. The note
        is in default at September 30, 2002.                                      $     43,782
                                                                                  ============


        Notes payable to a company with a 10% interest rate per year; secured by
        all assets and due on demand.                                                   30,000

        Note payable to an individual  with a 10.25% interest rate per year; due on demand;  secured by multi-packer equipment of Company. The note is in
        default at September 30, 2002.                                                 150,000

        ---------------------------------------------

        Convertible note payable to a company with an 8% interest rate per year;
        unsecured,  due on May 14, 2005.  At the option of the holder,  the note may be  converted  into  6,000,000  shares of common stock at 80% of the
        trading price of the shares at the date of the conversion.                $    947,000

        Notes payable to various  individuals  with no interest per year; due on
        demand; secured by receivables of the Company.                                  45,000
                                                                                  ------------

                                                                                     1,215,782
        Less current portion                                                         ( 268,782)
                                                                                  ------------

                                                                                  $    947,000
                                                                                  ============


The total interest expense related to these loans was $ 41,109 at September 30, 2002.


NOTE 10    FINANCING OBLIGATION

On May 31, 2002, the Company entered into a sale-leaseback transaction for the building, land and plant improvements at its principal manufacturing facility in Leesburg, Florida for a total of $2,429,000. The transaction was accounted for under the financing method, providing a security arrangement for the buyer-lessor's investment. A total of $1,268,000 has been disbursed to satisfy payments as follows:

         Forbearance agreement                             $    660,000
         Accrued interest forbearance agreement                 106,313
         Foreclosure judgment                                   551,697
                                                           ------------

                                                           $  1,318,010
                                                           ============

The Company recorded a deferred gain on the transaction of $50,010. The sale-leaseback includes a purchase option that was increased by $100,000 when the Company did not exercise the option by August 31, 2002. At September 30, 2002 the amount due under this obligation was $1,368,000. The interest expense related to this obligation at September 30, 2002 was $78,000. The Company is in default of its obligations under the lease for failure to pay rent as required by the terms of the lease.


NOTE 11    INCOME TAXES

At September 30, 2002, the Company had useable net operating loss carryforwards of approximately $15,575,289 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $5,285,000 at September 30, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will not be realized due to uncertainty of the Company's ability to generate future taxable income. Based on estimated use of net operating losses through December 31, 2001, the valuation allowance was adjusted by $1,173,000.

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


NOTE 13    STOCKHOLDERS' EQUITY (DEFICIT)

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

At September 30, 2002, the Company was indebted to an officer, who is also a shareholder and director, for a $73,000 line of credit. The accrued interest on the indebtedness at September 30, 2002 was $6,000. No interest was paid during the nine months ended September 30, 2002.

At September 30, 2002, the Company continued under a factoring agreement with an officer, who is also a shareholder and director, for the sale of the accounts receivable at 98% of the purchase price with an 8% reserve, with recourse with respect to credit risk.


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

NOTE 16  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2001 and 2000, the Company showed operating losses of $3,254,215 and $3,142,235, respectively, and accumulated deficit of $15,195,814 at December 31, 2001. The accompanying financial statements indicate that current liabilities exceed current assets by $3,387,763 at September 30, 2002.

The Company is involved in various lawsuits relating to default payments on purchases and loans, among other matters, of which some outcomes are still pending. Liability resulting from pending litigation, even if limited to the liability accrued in the financial statements, may have a materially adverse effect on the Company's ability to continue as a going concern.

The Company's negative working capital, recurring losses from operations, pending litigations, and defaults under the Company's contract agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital to assure the Company's viability. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key in the Company's future success.

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

Results of Operations

Revenue for the three months ended September 30, 2002 was $447,307, in contrast to $466,386 for the same period of 2001. This represents a 4% decline in revenue. We have almost restored sales of our Syfo brand to the levels that existed in the third quarter of 2001. Our Syfo brand revenues were approximately 1% below the sales for the brand during the third quarter of 2001, $464,392 compared to $459,958, respectively. The difference in branded revenue is attributable to the fact that not all Syfo customers have been restored. We expect that most of those customers will be restored during the fourth quarter as well as new customers added who we have been working with during the past year. As we begin to see some results from our extensive efforts to rebuild the sales of our Syfo brand, we anticipate that during the fourth quarter of 2002 our Syfo brand sales should exceed the levels that existed in 2001.We had no non-branded revenue for the third quarter as opposed to $13,116 of non-branded revenue during the third quarter of 2001.

Our gross profit margin was $126,290 for the current quarter as compared to $67,586 for the same quarter in 2001, an 87% improvement in operating margin. The gross profit margin for the current quarter is 28% of revenues as compared to 15% of revenue for the same quarter in 2001. Our raw material component in cost of goods sold decreased to 53% of revenue from 64% of revenue in the third quarter of 2001. Cost of goods sold including direct manufacturing costs, declined to 71% of revenue for the current quarter from 85% of revenue the quarter ending September 30, 2001. These improvements in operating results demonstrate the efforts and abilities of current management and their dedication to rebuilding the company.

Our general and administrative expense, including shareholders services and taxes, decreased to $93,249 for the current quarter from $159,239 for the third quarter of 2001. The decrease in general and administrative costs for the second quarter of 2002 is primarily attributable to greater efficiency resulting from lower staff levels and increased productivity. We have recorded a negative ($539) for taxes for the current quarter as opposed to taxes of $46,561 for the third quarter of 2001. This decrease reflects an accrual adjustment for taxes previously booked and extensive work expended on reducing the personal property and intangible taxes liabilities of the company.

Our sales expense declined to $39,549 for the current period compared to $64,527 for the same quarter in 2001, reflecting more favorable freight charges and other expense reductions. Marketing expense for the quarter just ended increased to $2,052.

Consulting and professional fees increased to $49,612 for the current quarter from $43,681 for the same period a year ago. The higher consulting and professional fees in 2002 were primarily attributable to increased legal costs associated with the many creditor problems that existed when control was regained in 2001.

Rent expense for the current quarter increased to $8,667 from $1,840 for the third quarter of 2001 reflecting the cost associated with the Jacksonville headquarters.

Interest expense increased to $113,838 for the current quarter from $50,619 for the same period a year ago. Primarily, the increased interest costs are associated with the sale and lease back transaction of the Leesburg manufacturing plant, accounted for under the financing method. The interest expense recorded for the Leesburg plant is $71,251, for the current quarter. The company is in default under the lease for the Leesburg plant for failure to pay rent as required under the terms of the lease. The balance of the interest expense is attributable to other notes and obligations of the company.

Depreciation and amortization expense is $140,850 for the current quarter as opposed to $144,648 for the third quarter of 2001. These charges represent 31% of revenue that is exceptionally high. We attribute this level of depreciation to an incorrect rate of depreciation and a substantial amount of depreciation on equipment that has never been put into service. We plan to have the audit committee evaluate the depreciation methods the company is using and make recommendations. Possibly, the depreciation charges for the year may be materially different than those currently reported.

We have also recorded gains associated with the settlement of various judgments and other liabilities of $95,276. That is in contrast to charges for asset disposal costs, litigation expenses and discontinued operations expenses for the third quarter of 2001 of $413,831. The difference is directly attributable to the continuing, current efforts exerted to rebuild the company versus the attempt to liquidate the company that occurred during the third quarter of 2001. The company is engaged in ongoing efforts to compromise various judgments and liabilities for less than their principal amount and anticipates further gains associated with such settlements.

Our net losses declined to $226,368 for the third quarter of the current quarter from a net loss of $810,487 for the third quarter of 2001. The losses experienced by the company in this current period have improved by 72% or $584,119 as compared to the results for the same period of last year.


Liquidity and Capital Resources

As of September 30, 2002, our current liabilities, including the current portion of long-term debt, were $3,687,629 as compared to $5,254,266 reported for the third quarter of 2001, reflecting a decrease of $1,566,637. Current liabilities exceed our current assets by $3,387,763 for the current quarter as compared to $4,889,169 for the same period last year. Although the company's working capital is a negative $3,387,763 for the third quarter of this year, we have improved our working capital position by $1,501,408 as compared to the same period a year ago and $2,227,698 as compared to the first quarter of this year.

We have reduced current liabilities by converting a substantial amount of vendor payables into long-term obligations, settling them for reduced amounts, or converting them into equity.

Our goal is to continue reducing our current liabilities, increasing our current assets and achieving a positive working capital. We still have a substantial amount of past due vendor payables, defaults to lenders, vendors, suppliers, judgment holders, and other debts.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002

                                                    UNIVERSAL BEVERAGES HOLDINGS
                                                    CORPORATION


                                                    By /s/  Jonathon Moore
                                                    ----------------------------
                                                    Jonathon Moore
                                                    President and Chairman