Form 10KSB
period 2002-12-31
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2003-04-15
CIK 1057909

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-KSB

     [X}  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2002


                         Commission File Number: 0-30363

                    Universal Beverages Holdings Corporation
              (Exact name of small business issuer in its charter)


         Florida                                        65-0805935
  (State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                              1548 The Green's Way
                                     Suite 1
                           Jacksonville, Florida 32250

               (Address of principal executive offices) (Zip code)

                                 (904) 280-7795
                           (Issuer's telephone number)


Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the most recent fiscal year were $1,626,989.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a March 31, 2003 was $427,776. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 31, 2003, 42,753,571 shares of common stock were outstanding.


                                     PART I


Item 1. Description of Business

In General

We are in the business of manufacturing and selling bottled water products under our own proprietary brand or for others under their brands (also known as private label) through our wholly owned subsidiary, Universal Beverages, Inc. ("UBI"). Our proprietary brand is "Syfo" which has been in distribution since 1949 and commands significant shelf space at some of the region's largest grocery store chains, particularly Publix Super Markets, Inc. ("Publix").

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

We primarily distribute our products in the Southeastern United States. Our major customers are Publix Super Markets, Winn-Dixie Stores, Albertson's Food Stores, various distributors and our newest customer Smart & Final club stores in Southern Florida. The principal area of distribution of our Syfo bottled waters is Florida and Georgia, as well as some distribution in South Carolina, to the extent of the presence of Publix stores. We have a significant relationship with Publix and therefore our primary market area is similar to the distribution area of Publix. As each new Publix store opens, Syfo products are introduced into the new area.

Our History and Structure

We were incorporated in the State of Florida on July 18, 1989, under the name International Bon Voyage, Inc. On March 6, 1998, we acquired Universal Beverages, Inc., a Florida corporation, from our senior management through an exchange of 1,724,999 shares of our common stock for all of the outstanding capital stock of Universal Beverages, Inc. At the time of this acquisition, we were a corporate shell with no assets, liabilities or operations. At the same time, we changed our name from International Bon Voyage, Inc. to Universal Beverages Holdings Corporation. As a result of this transaction, Universal Beverages, Inc. is now our wholly owned subsidiary, through which we conduct our operations.

Universal Beverages, Inc. began operations in March 1996 bottling and packaging Syfo water under an exclusive bottling and distribution agreement for the brand name and trademark. Since 1998, Universal Beverages has also manufactured "private label" bottled water for others. Revenues from our private label activity were not material, until we began manufacturing for Sam's Club in the year 2000.

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

Change of Control

During January 2001 the board of directors removed its then CEO and constructively terminated its President. Both were reinstated in late 2001 as a consequence of shareholder action as enforced by the Florida courts. In the interim, the Company experienced a significant adverse changes in its operations, including: termination of the Sam's Club contract; loss of Publix's shelf space; elimination of marketing and sales of the Company's products; termination of its relationships with customers; defaults on contracts with suppliers and creditors; and attempted liquidation of substantially all of the Company's assets. These events resulted in significant financial losses to the Company, essentially eliminating all of the stockholders' equity.

The reinstatement of the previous officers was immediately followed by efforts to restore the Company's operations, relationships with customers and vendors, avoid foreclosure of the Company's assets and restructure the Company's financial arrangements.

It is too early to determine if these efforts will be successful in avoiding a complete liquidation of the Company. The financial impairment sustained in 2001 may ultimately be too great to overcome. Restructured debts, as well as other liabilities, are currently in default. Without increased revenues and operating efficiencies, and/or additional capital, it will be difficult for the Company to continue operations.


Our Industry

Bottled water has been one of the fastest growing segments of the beverage industry over the last decade. Since 1988, overall sales of bottled water have more than doubled. Annual wholesale dollars for bottled water in 2001 were over $6.88 billion. According to Beverage World December 2002 total US wholesale revenues are projected at $7.9 billion, with the American consumer drinking an average of 21.5 gallons per year.

                                  2001: BOTTLED
                                 WATER NUMBERS*
                                 Total Industry
                                 Wholesale Sales
                                 ---------------
                                  $6.88 billion
                               Total Dollar Growth
                               -------------------
                                     +18.4%
                             Total Industry Gallons
                             ----------------------
                                  5.43 Billion
                             Total Gallonage Growth
                             ----------------------
                                     +10.6%
                             Per Capita Consumption
                             ----------------------
                                  19.5 Gallons
* Beverage Marketing Corporation


In the United States, more than half of all Americans drink bottled water and about a third of the public consumes it regularly. Our target market area is the Southeast, which includes Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. Next to Texas, Florida has seen the largest increase in the consumption of bottled water over the last decade. During this time, Florida's consumption of bottled water increased by 300%.

The bottled water market is composed of two segments - carbonated and non-carbonated. The carbonated segment of the market is composed of seltzers or sparkling waters, both flavored and non-flavored. Statistically, this segment also includes tonic waters and club sodas. The non-sparkling or non-carbonated segment of the market refers to the market for commercial, home and office delivery of drinking water in bulk, as well as consumer size containers sold at retail chains, convenience stores and super centers. The past 15 years have seen dramatic growth in the consumer size bottled water segment in particular. It is this growth that has attracted Pepsi Cola and Coca-Cola to introduce their own national brands of bottled water, Aquafina and Dasani, respectively, which are "purified" bottled waters sold in consumer size bottles. Universal Beverages participates in both segments of the bottled water industry. Our Syfo brand consists of both purified non-carbonated and carbonated bottled water. We also have the ability to produce natural spring water, such as that previously sold to Sam's Club, which is not carbonated or purified.

Non-Carbonated Waters

Throughout the 1990s, non-carbonated waters have been the key products for the bottled water industry according to the Bottled Water Reporter. By the end of 2001, this segment was responsible for 96.8% of total industry gallons. Non-carbonated water is expected to grow through 2003 at a rate of 10.1% per year.

The non-carbonated water segment can be broken into three categories:

     -    retail premium waters (1.5 liter and smaller sizes);

     -    retail bulk waters (1 and 2.5 gallon jugs); and

     -    waters delivered in 3- gallon and 5-gallon containers.

The single most important product for the entire bottled water category has been in retail premium waters. No category in any beverage segment has had the consistent long-term growth of the retail premium bottled waters. According to Beverage Industry, the non-carbonated water in convenience and PET category increased 28.5 percent for the year ended 2002, compared with the previous year, according to Information Resources Inc. (IRI) measured sales of almost $1.5 billion for non-carbonated bottled water in supermarkets, drug stores and mass merchandise outlets during the past year.

The non-carbonated water market is predominantly comprised of the "spring water" segment. Spring water is drawn from underground springs, bottled and sold as "pure" bottled water, and usually has a strong regional brand associated with the source of the spring. These spring water market trends have traditionally prevented the establishment of a national brand. However, in recent years the Perrier Group (Nestle S.A. Europe) has built a national presence in the spring water market with its purchase of regional brands including Arrowhead in California, Poland Springs in the Northeast, Zephyrhills and Deer Park in the South, Ozarka in the Texas region and Ice Mountain in the Midwest.

Sparkling Waters and Imports

According to Beverage Marketing sparkling waters had a particularly difficult time in the 1990s. This category continues to be affected by the success of the non-carbonated beverages, including the non-carbonated segment of the water industry. Beverage Marketing, The U.S. Bottled Water Market 1999, reports that during the past decade of non-carbonated water's ascendance, sparkling water has not only shrunk relative to the growing bottled water market, but it has also contracted absolutely. In 1998, slightly more than 313 million gallons of domestic sparkling water (including club soda, tonic water and seltzer) entered the marketplace, nearly 19% fewer gallons of sparkling water than what entered the marketplace in 1990.

Contrary to the Beverage Marketing report, Information Resources, Inc., total food, drug and mass merchandise, excluding Wal-Mart, for 52 weeks ended May 19, 2002 reported Retail Dollar Sales increase of 2.3% in the sparkling/mineral water category and a 1.0% increase in the seltzer/tonic water/club soda water category versus a year ago.

Our Products

Syfo Brand

Until September 2000, our principal source of revenues came from the production and distribution of the Syfo brand of bottled waters. We provide a full line of purified carbonated and non-carbonated beverages under this brand name. Our Syfo products are as follows:

     - Original Seltzer, a highly carbonated sparkling water, which was the first Syfo product, and is available in 10 ounce glass as well as 100% recyclable plastic in 1 and 2 liter bottles.

     - Naturally-Flavored Sparkling Waters, with lemon lime, wild cherry, and tangerine orange flavors, are available in 10 ounce glass and 1 liter, 100% recyclable plastic bottles. For added value, naturally flavored lemon-lime is also available in a 2 liter bottle.

     - Non-carbonated, 100% Purified Water, is available in a variety of package styles including one-half liter, 20 ounce, 1.5 liter and 1 gallon containers. The smaller sizes provide consumers with the flexibility of a single serving, or a six-pack, including a sports cap option.


We acquired the rights to the Syfo brand in July 1998. In 1998 and 1999, we spent approximately $738,000 for the acquisition, maintenance, rehabilitation, redesign and development of the Syfo brand. Also, we have made significant expenditures in expanding the product line. We believe our brand can effectively compete in the bottled water market because:

     - The Syfo name has brand equity with a long-standing and loyal customer base,

     - The Syfo brand participates in both segments of the bottled water market: carbonated and non-carbonated,

     - The Syfo brand of sparkling waters has premium shelf space in the principal supermarkets in areas in which they are marketed,

     - The Syfo brand mark, image, and packaging were completely redesigned after our acquisition and the new image has been well received by the public,

     - All Syfo products are certified Kosher allowing it to compete in the $150 billion dollar kosher market, and

     - The non-carbonated drinking water category will continue to show double digit growth 5 to 10 years into the future and shows no signs of slowing growth.

Most of our current revenues generated under the Syfo brand are for our carbonated bottled water. We believe consumers identify the Syfo brand with our sparkling waters, since the brand's non-carbonated waters have been marketed on a limited basis and we have been unable to promote them consistently. We distribute the Syfo brand through the major chain stores in the Florida and Georgia market area - Publix, Albertson's and Winn-Dixie. We do not have contractual agreements in place with these stores, but we have enjoyed a steady stream of purchase orders. This practice is customary for retail outlets carrying products such as ours.

Our Customers

Our customers are principally major chain stores in the Southeast, such as Publix Super Markets, Winn-Dixie Stores and Albertson's. Our third largest customer is a distributor to military bases in the southeast region. We have recently added Smart & Final of Florida, club stores serving the Central and South Florida market areas. Smart & Final will carry both carbonated and non-carbonated Syfo bottled water products. A successful introduction into Smart & Final may allow our Company to extend the distribution of the carbonated and non-carbonated line of Syfo products into other venues. In 2002, Publix accounted for approximately 68% of our sales and Winn-Dixie accounted for approximately 7%, and Grocery Supply represented approximately 6%. The remaining sales were to 25 smaller accounts and export customers, accounting for approximately 19% of our sales.

Currently, Publix is our largest customer for distribution of our Syfo products to the public. We also ship to Albertson's, Winn Dixie and others. As of November 2001, as a result of neglect by former management of the Company, we had lost essentially all of our shelf space with these major grocers, shelf space that the Company had enjoyed for the previous 15 years. The loss of shelf space may be attributed to the Company's failure to ship product when ordered and failure to maintain sales support and communication with the Company's customers. The cost of the out-of-stock situation in October and November of 2001 severely impacted Syfo's brand equity and future revenues. In November 2001, the Company engaged Alan Silverstein, an expert in the beverage industry to lead it in its marketing and sales efforts. Mr. Silverstein successfully persuaded our major customers to reauthorize our shelf space and reintroduce our products back into the stores. To date, we have recaptured shelf space in 99% of the Publix locations, and 75% of Winn Dixie locations.

Kosher Certification

The kosher market has grown tremendously the last 10 years, and it is estimated that $150 billion of kosher-certified products are consumed annually. Kosher certification requires strict adherence to a series of guidelines governing the usage, production, packaging, and labeling of food products. All Syfo products are certified kosher by the largest, oldest, and strictest kosher certifying organization in the world, the Orthodox Union (OU; New York.) All Syfo products bear the OU symbol.

Business Development and Marketing

In late 1997, we developed a new non-carbonated version of our bottled water and introduced it under the Syfo brand name. Until recently we had not established a steady market for these products. We have recently added Smart & Final club stores in the Central and South Florida market areas as a customer for our non-carbonated and carbonated product lines. Although it is not possible to predict with certainty the amount of business we will receive from this new account, we view this as a positive development in our marketing and sales efforts and anticipate that Smart & Final may account for as much as 15% of our total 2003 revenue.

To continue the development and introduction of our product lines, we need to formulate a marketing strategy and commit marketing resources to product promotion. Without such a strategy and program the ultimate success of our product lines will be in question. In the past, we could not make it a priority to provide marketing resources. If the Company is able to complete its financial restructuring and obtain working capital, we intend to develop and implement marketing and sales programs to support all of our product lines and production capabilities.

Provided the Company is able to complete its financial restructuring and obtain working capital, we plan to extend the product lines under the Syfo brand to include additional SKU's of our carbonated and non-carbonated lines. We intend to exploit the value of the Syfo brand by redeveloping our proprietary mixers, such as ginger ale, club soda, tonic water, a flavored still water line, Syfo spring water and other additional products.

Manufacturing

We currently operate a modern 89,000 square foot manufacturing facility located in Leesburg, Florida, located northwest of Orlando. We have one fully automated assembly line. We also have our own bottle making equipment, although we lack the financial resources to install and operate it.

Our Suppliers

Our Company does business with approximately 15 principal suppliers for most of its raw materials. We generally are on COD terms with these suppliers or limited credit terms. Based upon our credit history, it is difficult to obtain vendor credit and we expect this situation to continue until such time as the Company can show an improvement in its financial position.

As we continue restoring operations, we will be required to find additional sources of working capital in order to fulfill orders. At this time, we do not have access to such working capital. This is likely to hamper our ability to fund raw material purchases and operations necessary to keep pace with demand.

We obtain the water for our purified Syfo products from the City of Leesburg, Florida where our plant is located. Our Syfo products are purified water. Purified water is produced by distillation, deionization and reverse osmosis, or other suitable processes that meet the Federal Drug Administration's definition of purified water. Our Syfo purified water, is less than 10 parts per million of total dissolved solids. Recent studies have indicated that consumers are becoming better educated about the different levels of purity and the total amount of dissolved solids found in most bottled waters.

Other raw materials used in the production of our beverages are obtained from a variety of suppliers. We obtain preprinted labels and then affix them to our plastic bottles. In the past, we encountered shortages in the supply of plastic bottles in popular sizes. Although there are a significant number of large suppliers, in times of shortage they will meet needs of their larger clients first. To lessen this risk, we purchased bottle-making equipment in 2000, although we lack the financial resources required to install and operate it.

Our Competitors

We have significant competition for all of our products. Many of our competitors are recognized nationally and possess substantially greater marketing and financial resources than we do. We compete with other brands of similar products by price, shelf space and product positioning within the designated shelf-space area of each store. Products with national brand recognition generally have higher prices, while our Syfo products are generally priced lower than those of our national competitors. We market our products through pricing and by managing shelf space with our own merchandising personnel. In the past we conducted store level promotions, including some display activity, and other programs. We have not consistently conducted extensive marketing or advertising campaign in the past due to capital constraints. Alan Silverstein has joined the management of our company. He has extensive experience in marketing and sales in the beverage industry, and we believe he will make a significant contribution to the Company's ultimate success in marketing its products.

Our  principal  competitors  in the  sparkling  water  segment  are Canada  Dry,
LaCroix, Ritz, Seagram's, Perrier, Clearly Canadian, Crystal Bay, New York Seltzer, San Pelligrino, and numerous private labeled brands. Our principal competitors in the non-carbonated bottled water market are Pepsi Cola's Aquafina purified water, Coca-Cola's Dasani purified water and various regionally distributed spring waters including Zephyrhills, Deer Park, Poland Springs, Crystal Springs and other private labeled store brands. Less predominant bottled water products, especially the Syfo products, are subject to intense competition from larger companies that have significantly greater market share, shelf space, financial resources and distribution channels. These companies have the resources to either lower the price of their products in a predatory manner or secure prime shelf space in the outlets that sell bottled water.

Some of our competitors may have relationships with stores, including Publix Super Markets, which enable them to continuously promote their products. Publix may also enjoy significantly greater profits from selling these brands as a result of higher sales volumes.

Our private label business is also highly competitive and involves much lower gross profit margins. Because other suppliers exist in the Southeast, price is a key competitive component. The actions of the management of the Company under the direction of the former Board resulted in a significant degradation of our reputation and the expectations that we can deliver products to customers in a timely manner.

We cannot be sure that the Syfo Brand products will ultimately be successful, or that outlets, including Publix, will continue to carry our products. Shelf space allotment is reviewed approximately every six months to a year. Slow selling products are eliminated and replaced with new products or products that have a higher profit potential or greater sales history. New entrants in the spring water market appear regularly. Consumer response is generally created through marketing and sales promotion.

Our Strategies

Since the change of control in November 2001, our strategy has changed from liquidation of the asset base to preservation of the Company, restoration of revenue and profits, and pursuit of its original goals. Those goals are:

     - Building shareholder value by exploiting the Syfo brand mark and its brand recognition,

     - Utilizing excess manufacturing capacity at our Leesburg plant with private label products and leverage our expertise in the manufacturing of bottled water (using the private label business to defray the costs of the manufacturing facility until the branded products sales expand to require all of the capacity available), and

     - Pursuing existing opportunities by purchasing other companies, brands or products, which may directly or indirectly leverage our expertise and capabilities in the bottled water industry.


Potential Liability and Insurance

We are engaged in a business that could expose us to possible claims for personal injury resulting from contamination of water produced in our manufacturing plant. While we carefully monitor the quality of water purified and bottled by our plant through regular testing, we may be subject to exposure in the case of customer misuse of coolers, inappropriate bottle storage, or other contamination of our product. We maintain blanket product liability insurance against liability resulting from certain types of injuries. Additionally, we maintain an umbrella policy to cover claims above the limits of the product liability insurance. Although no claims have been made against us or any of our customers to date, we cannot be sure that claims will not arise in the future or that our insurance coverage will be sufficient to pay these claims.

Trademarks

We own federal trademarks for two designs using the name Syfo, as well as a trademark for Syfo 100% Purified. We have applied for trademark protection with the United States Patent and Trademark Office: Syfo, Syfo Brand, and Syfo Brand 100% Purified Sparkling Water. To date we have been awarded registration #2628261 for the newly designed Syfo brand mark and we have been awarded registration #2578514 for the Syfo 100% Purified trademark.

Government Regulation

Manufacturing practices, quality standards, and labeling of our bottled water products are regulated by the United States Food and Drug Administration ("FDA"), as well as the states and localities in which the water is distributed.

The FDA regulates our products as a "food." Accordingly, our products must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of water products, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health, as well as substances that affect the smell, color and taste of water. Also, these quality standards require public notification whenever the microbiological, physical, chemical or radiological quality of our products falls below standard. The labels affixed to bottles, and other packaging of our products, are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the

FDA. Our quality control laboratory is an important element of our meeting applicable regulatory requirements and providing quality products to consumers.

Our Employees

We had 15 employees as of December 31, 2002 and 16 as of March 31 2003. These consist of 7 administrative employees, including our executive officers, 1 sale and marketing employee, and 9 employees associated with our manufacturing.

We consider our relationships with our employees and independent contractors to be satisfactory and have historically experienced low employee turnover. None of our employees are represented by a union or other collective bargaining organization.

Risk Factors That May Affect Our Business

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

The Company currently has outstanding judgments against it and we are in default of the lease for our plant in Leesburg, Florida. If our landlord exercises its rights to terminate the lease, liquidation of the principal operating assets of the Company could occur and we would be forced to discontinue operations.

As of December 31, 2002, we had indebtedness totaling more than $2,789,858 overdue. We had past-due payables to our suppliers of $2,208,903. We have made some payments on the payables due our vendors and worked on arrangements with others. However there is no certainty that we can continue to make such payments or perform under such agreements without substantial additional working capital or capital infusions. We are exploring various financing options none of which have materialized to date. If we cannot find financing alternatives, the assets of the Company may be sold and we could cease operations. We have a history of operating and net losses and may not be able to convince potential investors that the Company can be made profitable.

We have incurred operating losses since the inception of our current operations in 1996 and may continue to incur substantial losses in the future. In particular, we incurred losses from continuing operations of $1,278,715 for 2002 and $3,254,216 for 2001. Our net losses were $1,278,715 and $3,387,732 for 2002 and 2001, respectively. These losses occurred on revenues that decreased to $1,626,989 for 2002 from $4,769,555 for 2001. The decrease in revenue is largely attributable to the loss of sales to Sam's Club and loss of shelf space at our primary chain store customers. The decline in net losses is primarily attributable to the decreased costs for the year 2002. Because of these losses the Company's net equity declined by $1,008,677 resulting in a stockholders' deficit of $878,764. We need to raise substantial amounts of additional capital to remain viable. The overhead costs of running the Company have, however, dramatically declined.

Our current liabilities exceed our current assets by approximately $3,798,713, down from a difference of $6,041,003 reported on December 31, 2001. The decrease in working capital deficit is due in part to the restructuring activities during the last year. We refinanced defaulted loans and other obligations in 2002 through a sale-leaseback of our plant in Leesburg, Florida, a lease which has subsequently fallen into default. Also, we exchanged loan debt for equity, recognizing a gain of $446,964.

We have failed to make required dividend payments on our Series B and C preferred shares. The Series B and C preferred shareholders have declared events of default, which entitles them to cast 5,620,000 votes toward the election of directors. Although this represents a large bloc of votes for such purposes, they do not constitute enough votes on their own to cause a change in control of the Company.

We rely on a limited number of clients for a large percentage of our revenues, which means that we face a greater risk of loss of revenues if we lose any individual client.

For the year 2002, three clients, Publix, Winn-Dixie, and Albertson's accounted for approximately 76% of our revenues. In 2001, those same three customers accounted for 30% of our revenues, while 59% of our revenues came from Sam's Club. The termination of the Sam's Club business resulted in a loss of these revenues and increased our losses.

Our lack of working capital results in us paying substantially more to our suppliers than we would if we had sufficient working capital. Our inability to complete our bottle making capability also prohibits us from being able to take advantage of additional cost savings.

In recent years, the demand for natural water products has grown as a reflection of consumer preferences toward healthier alternatives. These consumer preferences may be influenced, however, by the availability and appeal of alternative beverages. In addition, general economic conditions may have an impact on consumer willingness to purchase natural water products. Our Syfo brand is known primarily as a participant in the carbonated water market. The market for carbonated water products has a slower growth rate. As a result we entered the non-carbonated market that has a significantly higher growth rate. Even though bottled water growth is projected to increase, we cannot be sure that the consumer demand for bottled water products will continue to grow or maintain its recent popularity. If it fails to do so, our business could be harmed. Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to increase our market share.

Our spring water and Syfo products are subject to intense competition from companies that have significantly greater market share, shelf space in retail outlets, financial resources and distribution capabilities. These companies have the resources to either lower the price of their products or secure the prime space in the outlets in which their products are sold. If these companies are successful in their efforts to obtain greater market share, shelf space and/or distribution, this could affect our ability to sell our products and increase market share, resulting in lower revenues and increased losses.

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

Our products consist of non-carbonated purified water, non-carbonated spring water and carbonated water manufactured for human consumption. We believe that our safety procedures for the purification and bottling of water comply with all state and federal regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from potential contamination. If this contamination occurs, we could be held liable for substantial damages in excess of insurance coverage, face significant fines, and face damage to our goodwill and brand name.

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

We have 563,100 shares of convertible preferred stock outstanding. Of these preferred shares, 432,500 may convert at a rate of 2.5 common shares to each share of preferred and 130,600 shares may convert based upon the market price of our common stock These shares cannot be converted until October 2003.

     - The lower the price of our common stock, the more shares that will be issued upon conversion of the shares of preferred stock.

     - Conversion may increase the supply of shares available for sale, which could depress the market price of the common stock.

     - Significant downward pressure on the price of our common stock could encourage short sales by the selling shareholders or others, which would further depress the market price of the common stock.

Because shares of our preferred stock convert at a discount to market, our shareholders may suffer substantial dilution upon conversion of the preferred stock.

Our Board of Directors can issue common stock without the consent of our shareholders, which could adversely affect our common shareholders

Our Board of Directors has issued substantial amounts of common stock in the past and may issue substantial amounts of common stock in the future in order to restructure and save the company. In December 2001, we issued warrants for 1,800,000 shares of common stock to Universal Realty Investors, LLC that, if exercised, could cause a dilution of common shareholders interests.

The Company had 42,753,571 and 13,252,684 common shares outstanding on December 31, 2002 and 2001, respectively. During 2002, the Board of Directors issued 29,500,887 shares of common stock to creditors, lenders, preferred stock conversions and corporate officers. Accordingly, on March 31, 2003 and 2002, there were 42,753,571 shares of common stock issued and outstanding.

We may continue to issue shares of common stock without shareholder approval, on terms as the Board may determine. This may further depress the price of our common shares as they trade on the market.

The following table sets forth information based on the number of outstanding shares of preferred stock as of December 31, 2002:

                                                         No. of Shares of    Percentage of
Series of            Amount         Market Price of      Common Issuable       Outstanding
Preferred Stock (1)  Outstanding     Common Stock        Upon Conversion     Common Stock (2)
------------------------------------------------------------------------------------------------

Series B               432,500     Not applicable.        1,081,250              7.54%

Series C               132,000     Not convertible
                                     until 2003                                    N/A


Conversion may result in dilution to existing shareholders, since the holders of shares of preferred stock may ultimately convert their shares into a very large number of shares of common stock. The lower the price of our common stock, the more shares of common stock will be issued upon conversion.

Key to the table above:

     (1) Series C preferred stock converts at the closing market price as of the day prior to the conversion after October 31, 2003.

     (2) The percentages for each series assume all other series of preferred stock convert, but no outstanding warrants are exercised.


Because our common stock trades in a limited market, an active liquid trading market for our common stock may not develop and you may be unable to liquidate your investment at a profit.

Our common stock is traded on the over-the-counter bulletin board and, as such, has a highly limited market. To date, there has not been an active market in our stock and the average volume of shares traded each day is minimal. We cannot predict the extent to which investor's interest in our common stock may lead to development of an active trading market; therefore, a liquid trading market may not develop. In addition, even if an active trading market develops it may not be sustained, and it may be difficult for you to sell your shares of common stock at a price that is attractive.

Our stock price can be extremely volatile, and your investment could suffer a decline in value The trading price of our common stock has been and is likely to be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     -    Actual or anticipated variations in quarterly operating results;

     -    Changes in our management;

     -    New products introduced or announced by our competitors;

     -    Changes in financial estimates by securities analysts;

     -    Changes in market valuations of other similar companies;

     - Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     -    Additions or departures of key personnel; and

     -    Sales of our common stock

In addition, the stock market in general, and the over-the-counter bulletin board in particular, experience extreme price and volume fluctuations that are often unrelated and disproportionate to operating performance.

We had 42,753,571 shares of common stock outstanding as of December 31, 2002 and March 31, 2003. This does not include the common stock which may be issued upon exercise of warrants, conversion of preferred stock or further issuance of common and preferred shares as we attempt restructuring the Company.

34,082,012 of our total outstanding common shares are restricted, but may be publicly sold after March 31, 2003 pursuant to Rule 144. This could cause the market price of our common stock to drop significantly, which would reduce the value of your investment, even if our business were doing well. Rule 144 limits the amount of restricted common stock that may be sold in any three month period to the greater of 1% of outstanding common stock or the average four week trading volume prior to filing Form 144 with the Securities and Exchange Commission.


Item 2. Description of Property

Our principal business office is near Ponte Vedra Beach, Florida. Our monthly rental payment is pro rated on an escalating basis over a three-year period at an average of approximately $3,500 per month for approximately 2,350 square feet of office space.

Our manufacturing plant is located in Leesburg, Florida. The facility features an 89,900 square foot production plant, warehouse and offices surrounded by 7.5 acres of landscaped land. Our plant also has a quality control laboratory, which monitors the water we bottle. We purchased our Leesburg manufacturing facility in June 2000 after previously leasing it.

The purchase price of our manufacturing facility, excluding the cost of a purchase option of $300,000, was $1,400,000, which we financed in part with a $500,000 loan from the First National Bank of Blue Island. This loan was subsequently increased to $600,000 and was due on January 3, 2001. The loan was secured by a $600,000 mortgage on our Leesburg manufacturing facility and a first lien on all of our other assets, including the Syfo trademark, cash, accounts receivable, contract rights, inventory and equipment. In 2001, the Company defaulted on this loan and the former Board of Directors of the Company permitted the mortgage holder to take a foreclosure judgment and schedule a foreclosure sale without opposition. The foreclosure judgment was purchased by Universal Realty Investors, LLC. The Company negotiated a forbearance agreement with Universal Realty Investors, LLC allowing the Company to pursue refinancing opportunities. The Company ultimately satisfied the judgment held by Universal Realty Investors, LLC by negotiating a sale and leaseback agreement with Bansgrove Ltd. of Miami, Florida. The sales price was $2,305,680, and after recognizing certain deferred loan fees and a gain on the extinguishment of certain related debt, was booked at $2,429,000. The purchase price was payable by satisfaction of certain judgments against the property, payment of certain expenses incurred in connection with the sale and the delivery of a promissory note in the amount of $1,061,103.00, secured by a mortgage on the property. The Company simultaneously entered into a long term lease for the property. Under applicable accounting rules, this transaction was accounted for as a sale-leaseback transaction and the impact of the transaction is recorded as a liability under "Financing Obligation." The Company is currently in default under its lease obligation for the plant.

See the discussion of our liquidity in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 3. Legal Proceedings

Judgments

We are a party to a number of lawsuits arising out of commercial transactions. With one exception, none of the pending suits would normally involve a material amount of potential liability. However, our current liquidity needs result in a different conclusion. Any adverse determination in any of the pending litigation matters would have a materially adverse effect on our financial condition.

We have the following unsatisfied judgments of record: Bolger Inc., $80,000; American Containers, $57,000; Sara Sharp, $45,000; Hess Inc., $18,000; Plant City Technicians, $5,396; and J. Cooney, $42,000. These judgments continue to accrue interest.

Lawsuits

Our Company is currently involved in approximately six lawsuits as follows:

On April 12, 2000, Republic Security Bank filed suit against our subsidiary and our chief executive officer, Jonathon O. Moore, in the 11th Judicial Court of Miami-Dade County, Florida. This matter involves an amount in controversy of $175,000 plus statutory and punitive damages. This claim arose in connection with a note of an unrelated company. Additionally, the bank may be claiming misrepresentation relating to our acquisition of the Syfo brand. The litigation has been inactive.


On December 14, 2000, JPC Consulting Company, Inc. filed suit against us alleging damages in the amount of $56,000 in the Fifth Judicial Circuit Court in Lake County, Florida. This claim is based on non-payment for consulting services rendered and equipment purchased and delivered to us. In connection with this lawsuit, several subcontractors including Southeast Atlantic, Pure-Flow, Southern Automated and Southern Power and Controls filed claims against us. Some of these claims have been resolved, while others are still pending. We have filed a claim that JPC does not have statutory right to file a lien on any property and the statute of limitations had expired on the execution of the claim. We are awaiting resolution to this claim.

On or about January 10, 2001, All About Gourmet, Inc., Adam Olnick and Mario J. Fernandez filed suit against our subsidiary in the 11th Judicial Circuit Court in Miami-Dade County, Florida, for damages, claiming tortious interference with a contract. The same parties have filed an additional suit against a former employee of both companies seeking payment on a note and damages for conversion of a vehicle. This action is continuing.

On or about 1998, Southeast Atlantic filed a lawsuit for $18,000 involving unpaid invoices. The lawsuit is pending and scheduled for trial sometime in 2003.

In 2001, All-Bev PLC filed an action against Universal and Jonathon Moore as guarantor of the Company for $30,000 for the balance of an asset purchase of a bankrupt beverage plant in 1998.

In 2002, American Express filed a lawsuit for $90,000 for an unpaid lease of laboratory equipment that has been returned. The litigation is in its early stages.

Subsequent Events

The Company has reached an agreement with Southern Power and Controls in 2003 to settle its claims against the Company. In December 2000, Southern Power and Controls Corp. filed a lien and a lis pendens against the Company in the amount of $127,500 for improvements made to the Company's Leesburg plant. This settlement will be reflected in 2003 first quarter results.

In December 2000, Southern Automation, Inc. filed a lien against the Company in the amount of $79,201. In a settlement involving no payment, the lien has been dismissed. The lien dismissal will be reflected in 2003 first quarter results.

In January 2003, the Company reached an agreement with Bansgrove Limited, the landlord for the Leesburg plant, pursuant to which substantial arrearages on the Company's obligations under the lease were reduced to a promissory note in the original principal amount of $280,000. Interest only payments are due under the note in 2003,  with the  principal  balance  due and  payable in full in January
2004.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the over-the-counter bulletin board under the symbol "UVBV." The following table sets forth the high and low bids for our common stock for the calendar periods indicated, as reported by the National Quotation Bureau, Inc., through June 7, 2000, and the over-the-counter bulletin board since that date.

Quarter Ended                      High Bid                           Low Bid
-------------                      --------                           -------

March 31, 2000                      $5.50                              $0.25
June 30, 2000                       $5.00                              $1.84
September 30, 2000                  $4.00                              $1.75
December 31, 2000                   $2.25                              $0.375
March 31, 2001                      $1.875                             $0.438
June 30, 2001                       $0.22                              $0.22
September 30, 2001                  $0.07                              $0.07
December 31, 2001                   $0.07                              $0.05
March 31, 2002                      $0.05                              $0.05
June 30, 2002                       $0.08                              $0.08
September 31, 2002                  $0.08                              $0.08
December 31, 2002                   $0.08                              $0.08
March 31, 2003                      $0.02                              $0.01

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Holders

As of December 31, 2002, there were 338 holders of record who held certificates and an unknown number who held shares under the DTC.

Dividend Policy

The Company has never paid cash dividends on our common stock. We expect that we will be unable to declare dividends on our common stock in the near future. Given our current financial condition, Florida law prohibits a declaration of dividend. Payment of dividends is within the discretion of board of directors and will depend upon a significant improvement in our financial condition. Further, even if our financial condition improves significantly, we may retain earnings to develop our business.


Recent Sales of Unregistered Securities

During fiscal year 2002, the following persons and entities acquired securities from us as set forth in the table below. We sold the securities listed below in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and under Rule 506 of Regulation D, for accredited investors.

On March 25, 2002, Mr. and Mrs. Roberto Rial and Mr. and Mrs. Lasse Moe, were issued 381,358 additional shares of common stock on their Series D conversion from January 24, 2001. On March 25, 2002, McLean Ventures Corporation was issued 341,320 additional shares of common stock on their series E conversion from January 24, 2001. On March 25, 2002, Altamonte Capital, LLC, was issued 414,349 additional shares of common stock on their series F stock conversion from January 24, 2001. The additional stock was issued to correct a conversion error made in the January 25th, 2001 conversions. The conversion corrections were all based upon the formulas contained in our articles of incorporation. We issued these shares in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.

On October 25, 2001, our series E preferred shareholder, Ramon Rodriguez, converted all of the outstanding Series E Preferred Stock into a total of 3,124,501 shares of common stock. On March 25, 2002, Ramon Rodriguez was issued 1,381,840 additional shares of common stock on his Series E conversion from October 25, 2001. The additional stock was issued to correct a conversion error made in the October 25, 2001 conversions. The conversion corrections were all based upon the formulas contained in our articles of incorporation. We issued these shares in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.

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

Universal Beverages Holdings Corporation is a Florida corporation organized in 1989 under the name International Bon Voyage, Inc. We act as a holding company for Universal Beverages, Inc., which we acquired on March 6, 1998. Universal Beverages, Inc. is in the business of manufacturing and distributing bottled purified sparkling, non-carbonated and spring waters through the brand name Syfo and under the private label brands of its customers. Syfo has been manufactured and sold in parts of the United States, primarily in Florida, for over 50 years.

Results of Operations

Years Ended December 31, 2002 and 2001

Net sales were $1,626,989 in 2002 compared with $4,769,555 in 2001, a decrease of 65.9% or $ 3,142,566. This decrease is the result of termination of the Sam's contract and the loss of brand shelf space from our chain customers, much of which has been regained as a result of our sales efforts in 2002.

Cost of goods sold was $1,291,993 in 2002, or approximately 79.4% of sales compared to $4,060,291, or 85.1% for 2001. This is an improvement of 5.7% as a percent of sales. The cost of goods sold includes the cost of our manufacturing operations, which were booked at $391,247 for 2002 verses $840,904 for the year 2001. This represents 24.1% of sales for 2002 versus 17.6% for 2001. The raw materials used to manufacture our products were $900,745, or 55.4% for 2002 versus $3,219,387, or 67.5% for 2001, a decrease of 12.1 % as a percent of sales.

General and administrative expenses were $579,225 or 35.6 % of sales in 2002 compared with $827,804, or 17.4% of sales in 2001, an increase of over 18.2% as a percent of sales. The increase is mainly attributable to expensing of stock issued in the first quarter of 2002. During 2002, stock issued and expensed as compensation to G&A was $112,750. Also, stock held in escrow, as an asset, with a carrying value of $43,750 was adjusted to market and charged to G&A expense. Discounting these stock transactions, net G&A costs were $422,725 or 26% of sales in 2002. These costs reflect the administrative costs of the Company including costs required to maintain our status as a public company.

Sales expenses declined by $460,393 to $177,310 in 2002 from $637,703 in 2001. In 2002 these costs amounted to 10.9 % of sales as compared to 13.4% in 2001. The reduction is mainly due to lower freight cost related to lower sales and elimination of the sales staff. Sales expenses are primarily the costs to ship our products to our customers, the retail support staff and other commissioned services. We terminated most of our retail support after January 21, 2001 and eliminated other sales support activities. The termination of the Sam's Club business alone resulted in a substantial reduction in freight and shipping.

Marketing expenses were $15,922, or 1% of sales for 2002 as compared to $46,923, or 1% of sales for 2001. Marketing for neither 2002 nor 2001 represented a significant expense, which would likely materially increase with any effort to increase sales. Marketing expenses are incidental expenses in development of the brand, advertising, promotion and other associated costs.

Consulting and professional fees decreased to $388,853 for the year 2002 from $490,413 in 2001. In 2002, consulting fees and services expense of $167,607 included charges for issuance of stock as payment amounting to $133,477. Legal services were $166,599 and accounting fees were $54,647 in 2002. For the year 2001, consulting fees were $213,534, legal fees were $237,241 and accounting fees were $39,638.

Impairment of long-lived assets was $128,596 in 2002 and $30,355 in 2001, an increase of $98,241. In 2002, the Company recognized a $128,596 impairment loss on plant equipment after a review of estimated future cash flows and estimated fair market values of the impaired assets. In 2001, the Company recognized an asset impairment loss of $30,355 of the trademark and brand.

Depreciation and amortization expenses decreased $183,283 to $368,207 from 2002 from $551,490 in 2001. Management reviewed the property, plant and equipment and changed the estimated lives used for depreciation purposes, resulting in a reduction of total depreciation expense. Plant equipment was deemed to have an estimated remaining life of 10 years and the building and improvements were estimated to have a remaining life of 25 years, instead of the previously used 39 year life.

Loss  from   operations  was  $1,354,696  and  $1,932,671  for  2002  and  2001,
respectively. This is an improvement of approximately 30% for the year 2002.

Interest expenses were $438,818 for 2002 compared to $410,592 in 2001, which is an increase of $28,226 or 6.8%, caused primarily by the judgments, defaults and other interest charges resulting from the deteriorating financial condition of the Company.

Gain from extinguishment of debt of $446,963 resulted from a gain of $396,953 on conversion of notes payable and accrued interest to common stock in 2002; and a gain of $50,010 from debt extinguished in connection with the sale-leaseback refinancing transaction in continuing efforts to restructure debts.

Loss on disposal of equipment decreased to $259,703 in 2002 from $316,548 for 2001. Proceeds from the sale of equipment were $30,000 in 2002. The Company was forced to liquidate assets in the ongoing effort to continue current operations and generate working capital.

Settlement of certain pending litigation permitted the Company to reverse accruals for related litigation expenses, resulting in income of $53,756 for 2002. Similarly, settlement of litigation resulted in debt forgiveness income of $273,782 for 2002. Vendor and service providers reached settlements with the Company as the restructuring continued and agreements were reached avoiding costly legal actions for both parties.

Loss from continuing operations was $1,278,715 in 2002, compared to $3,254,216, in 2001. Operating expenses include $248,227 in 2002 and $179,240 in 2001 for non-cash charges reflecting expense for stock issued for compensation. Other income for 2002 includes a gain on debt restructure of $446,964 Excluding these non-cash operating expenses and other income gain would result in a pro forma basis loss from continuing operations of $1,477,452 and $3,074,976, for 2002 and 2001, respectively. On a pro forma basis, loss from continuing operations decreased approximately 52% from the 2001 loss from continuing operations, despite a significant decline in sales in 2002 from 2001.

Loss from discontinued operations was $133,516 for 2001, recognized for the closing of the distributor operation in Miami, Florida. There were no discontinued operations in 2002; however, the Company eliminated the remaining unpaid accrued liability for the distributor operation in Miami, pursuant to a partial final judgment entered by the Circuit Court, Duval County Florida. As a result, litigation settlement income included the reversal of the $58,600 previously accrued.

Our net loss for 2002 was $1,278,715, a decrease from the net loss in 2001 of $3,387,732, reflecting an improvement of approximately 62% for the year 2002. On a pro forma basis, excluding the gain on restructuring and the other stock for compensation or services, the pro forma net loss for 2002 would be $1,477,452 versus pro forma net loss of $3,208,492 for 2001, an improvement of approximately 54%.



Liquidity and Capital Resources

Net cash used for operating activities was $232,834 for the year ended December 31, 2002 and $18,867 for the year ended December 31, 2001. The primary reason for the increase was the reentering of markets and regenerating revenues of the company, more restrictive credit terms with vendors, settlement of various obligations and/or judgments.

Investing activities provided $25,879 in cash for the year ended December 31, 2002, compared to $119,040 used in 2001, reflecting decreased cash paid for property purchases compared to 2001 activity.

Net cash provided by financing activities was $195,655 in 2002 and $132,381 in 2001, an increase of $63,274. This increase represents various debts and other capital formation for the year, supporting operating activities.

As of December 31, 2002, current liabilities, including the current portion of long-term debt, exceeded current assets by $3,798,713.

Because of past due debt and negative working capital, we require new financing to remain operational. We have been exerting substantial efforts to obtain financing without success. Because of our precarious financial condition, we may not be able to continue operating.

Critical Accounting Estimates

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, Plant and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 7 - 25 years. Major expenditures for property acquisitions and those expenditures, which substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

In year 2000, the Company purchased its plant building for approximately $2,036,000, including cost of improvements. The asset was depreciated on a straight-line basis with an estimated 39-year life. In 2002, the Company had a third party appraisal of the building and reassessed the depreciable life. The Company determined a remaining life of 25 years was considered reasonable for current and future depreciation purposes.

As discussed above, in May 2002, the Leesburg plant and property was sold for $2,429,000.

Plant equipment costs of approximately $2,410,232 include purchased installed equipment, improvements and other infrastructure to put in use. The bulk of the costs were expended in 2000. Previously, depreciation policy had utilized a 7-year life, which the Company changed to a 10-year life in 2002. Book values at the beginning of 2002 were generally depreciated over the assets' remaining life.

In the year ended December 31, 2002, the Company recognized a $128,596 impairment loss on plant equipment upon review of estimated future cash flows and estimated fair market values of the impaired assets.

The Company reviewed and considered information of comparable industry companies in making the above determinations, in addition to the appraisal report mentioned.

Intangible Assets

We acquired the rights to the Syfo brand in July 1998. In 1998 and 1999, we spent approximately $738,000 for the acquisition, maintenance, rehabilitation, redesign and development of the Syfo brand. Amortization of trademarks and brand names, and other intangibles is determined utilizing the straight-line method based generally on the estimated useful lives of approximately 15 years.

In accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Dispose Of, the Company recorded an impairment loss on the long-lived assets of its trademark and brand name. On December 31, 2001, the Company recognized an asset impairment loss of $30,355 as a result of the Company's continuing losses from operations, working capital deficiency and potential foreclosure on the building. This loss represented 5% of the carrying value of the trademark and brand name.

Restatement of Stockholders' Deficit

During the fiscal year ended December 31, 2000, the Company issued stock extinguishing certain outstanding debts, and as a result recorded a loss of approximately $4,423,000 as a result of these extinguishments. During 2002, the Company reassessed this transaction and obtained a third party appraisal of the stock as of the date of the transaction. Accordingly, the Company recognized a gain from the extinguishments in the amount of approximately $1,960,000 instead of the loss of $4,423,000. There was no effect to the 2001 net loss as a result of the restatement.

This change is summarized as follows:

                                       As Originally
                                         Reported                 As Restated
                                      January 1, 2001           January 1, 2001
                                      ---------------           ---------------

Additional paid in capital              $ 15,101,795              $ 8,719,117
Accumulated deficit                     $(11,808,802)             $(5,425,404)



Subsequent Events

In February 2003 the company entered into an agreement with Smart & Final food stores in Miami Florida. The agreement provides another distribution channel for all of our Company's Syfo branded products with emphasis on the non-carbonated product line. The first purchase order with this new customer was received on April 1, 2003. Although it is not possible to predict with certainty the amount of business we will receive from this account, we view this as a positive development in our marketing and sales efforts and anticipate that Smart & Final may account for as much as 15% of our total 2003 revenue.


Forward-Looking Statements

The statements in this report relating to our expectations about the possibility of acquisitions contemplated by us, the growing market for bottled water, plans to sell our Leesburg facility, the ability of Syfo to compete effectively and our ability to maintain operational status for the short-term, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) our inability to consummate a transaction or arrangement under which we can produce our products at a profit; (2) our inability to meet the orders of our clients; (3) our inability to continue operations because of a shortage of working capital.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see Part I, Item 1. Description of Business, Section describing "Risk Factors That May Affect Our Business" and our other filings with the Securities and Exchange Commission.



Item 7. Financial Statements.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Universal Beverages Holdings Corporation and Subsidiary

We have audited the consolidated balance sheet of Universal Beverages Holdings Corporation and Subsidiary, (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Universal Beverages Holdings Corporation and Subsidiary for the year ended December 31, 2001 were audited by other auditors whose report thereon, dated February 27, 2002 expressed a qualified opinion with respect to a going concern uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Beverages Holdings Corporation and Subsidiary as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 20 to the financial statements the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Berkovits, Lago & Company, LLP

March 7, 2003
Plantation, Florida

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2002 AND 2001

                                     Assets

                                                                                             2002                        2001
                                                                                       -----------------            ----------------

Current assets
Cash                                                                                   $            769             $        12,069
   Accounts receivable, net                                                                      49,388                      86,215
   Inventory                                                                                    181,648                     251,677
   Prepaid expenses                                                                              10,043                      19,152
                                                                                       -----------------            ----------------
Total current assets                                                                            241,848                     369,113

Property, plant and equipment, net                                                            4,550,027                   5,350,314
                                                                                       -----------------            ----------------

Other assets
   Intangible asset, net                                                                        528,742                     576,742
Other receivables                                                                                 5,000                       5,000
Other assets                                                                                    151,180                     238,860
                                                                                       -----------------            ----------------
Total other assets                                                                              684,922                     820,602
                                                                                       -----------------            ----------------

TOTAL ASSETS                                                                           $      5,476,797             $     6,540,029
                                                                                       =================            ================

The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2002 AND 2001

                      Liabilities and Stockholders' Deficit

                                                                                                 2002                    2001
                                                                                           -----------------        ----------------
Current liabilities
   Bank Overdraft                                                                          $                        $         3,758
Accounts payable                                                                                  2,150,303               3,886,447
Accrued expenses                                                                                  1,015,837                 788,308
Accrued interest                                                                                    235,668                 271,214
Factoring liability                                                                                  39,000                       -
Advances from factor                                                                                 74,884                       -
Line of credit - related party                                                                       70,000                  55,000
Line of credit - other                                                                               50,000                       -
Note payable - related party                                                                          7,000                       -

Notes payable - other                                                                               238,782               1,233,782
   Capitalized lease obligations                                                                    159,087                 171,607
                                                                                           -----------------        ----------------
Total current liabilities                                                                         4,040,561               6,410,116

Convertible note payable                                                                            947,000                       -
Financing obligation                                                                              1,368,000                       -
                                                                                           -----------------        ----------------
                                                                                                  2,315,000                       -
                                                                                           -----------------        ----------------
Total liabilities                                                                                 6,355,561               6,410,116

Stockholders' deficit
   Convertible preferred stock, $0.01 par value, 20 million shares authorized,
     563,100 shares issued and outstanding, redeemable at company's option.
     (Liquidation rights $5,631,000 and Redemption rights $6,496,000 )                                5,631                   5,631
   Common stock, $0.001 par value, 80 million shares authorized,
     42,753,571 shares issued and  outstanding.                                                      42,755                  13,230
   Additional paid in capital                                                                     9,164,701              15,306,866
   Accumulated deficit                                                                          (10,091,851)            (15,195,814)
                                                                                           -----------------        ----------------
Total stockholders' deficit                                                                        (878,764)                129,913
                                                                                           -----------------        ----------------

TOTAL LIABILITIES AND EQUITY                                                               $      5,476,797         $     6,540,029
                                                                                           =================        ================

The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                2002                   2001
                                           ---------------     ----------------
Sales, net of discounts and returns           $ 1,626,989          $ 4,769,555
Cost of goods sold                              1,291,993            4,060,291
                                           ---------------     ----------------

Gross profit                                      334,996              709,264
                                           ---------------     ----------------

Expenses
   General and administrative                     579,225              827,804
   Sales expenses                                 177,310              637,703
   Marketing expenses                              15,922               46,923
   Consulting and professional fees               388,853              490,413
   Rent                                            31,579               32,247
   Impairment of long lived assets                128,596               30,355
   Bad debt                                             -               25,000
   Depreciation and amortization                  368,207              551,490
                                           ---------------     ----------------
                                                1,689,692            2,641,935
                                           ---------------     ----------------
Loss from operations                           (1,354,696)          (1,932,671)

Other income/(expenses)
Interest expense                                 (438,818)            (410,592)
Gain from extinguishment of debt                  446,964                    -
Loss on disposal of equipment                    (259,703)            (316,548)
Litigation expenses                                53,756             (595,089)
Litigation settlements                           273,782                      -
Other income                                            -                  644
Other expenses                                          -                   40
                                           ---------------     ----------------
                                                   75,981           (1,321,545)
                                           ---------------     ----------------

Loss from continuing operations               $(1,278,715)         $(3,254,216)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                   2002                 2001
                                            ----------------   ----------------
Loss from continuing operations                 $(1,278,715)       $(3,254,216)

Discontinued operations
Loss from discontinued operations, net                    -           (115,442)
Loss on disposition, net                                  -            (18,074)
                                            ----------------   ----------------
                                                          -           (133,516)
                                            ----------------   ----------------

Net loss                                        $(1,278,715)       $(3,387,732)
                                            ================   ================

Loss per common share - basic and diluted
Loss from continuing operations                     $ (0.03)           $ (0.30)
Discontinued operations                                   -              (0.01)
                                            ----------------   ----------------
   Net loss                                         $ (0.03)           $ (0.31)
                                            ================   ================

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31,2002 AND 2001


                                                                                Common Stock                    Preferred Stock
                                                                           Shares          Amount           Shares           Amount
                                                                    ----------------------------------------------------------------
Balance January 1, 2001, as previously reported                           9,918,683        $ 9,919          589,600         $ 5,896
Correction of an error in connection with extinguishment of debt
------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2001, as restated                                      9,918,683          9,919          589,600           5,896

Issuance of shares of common stock for consulting services
rendered in connection with private placement                                75,000             75

Issuance of shares of common stock in exchange for
   legal services  rendered                                                  10,500             11

Issuance of common stock in connection with
convertible preferred stock                                               3,124,501          3,125          (26,500)           (265)

Issuance of shares as legal settlement                                      100,000            100

Additional consideration for loan agreement in exchange of warrants

Net loss December 31, 2001
                                                                    ----------------------------------------------------------------

Balance December 31, 2001                                                13,228,684         13,230          563,100           5,631

Issuance of common stock in connection with the
   Debt restructure                                                       2,183,325          2,183
                                                                    ----------------------------------------------------------------
                             sub-total                                   15,412,009       $ 15,413          563,100         $ 5,631



                                                                         Additional
                                                                           Paid in         Accumulated
                                                                           Capital           Deficit           TOTAL
                                                                    ----------------------------------------------------
Balance January 1, 2001, as previously reported                         $ 15,101,795      $(11,808,082)     $ 3,309,528
Correction of an error in connection with extinguishment of debt          (6,382,678)        6,382,678
------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2001, as restated                                       8,719,117        (5,425,404)       3,309,528

Issuance of shares of common stock for consulting services
rendered in connection with private placement                                 37,425                             37,500

Issuance of shares of common stock in exchange for
   legal services  rendered                                                   28,866                             28,877

Issuance of common stock in connection with
convertible preferred stock                                                   (2,860)                                 -

Issuance of shares as legal settlement                                         1,600                              1,700

Additional consideration for loan agreement in
exchange of warrants                                                         140,040                            140,040

Net loss December 31, 2001                                                                  (3,387,732)      (3,387,732)
                                                                    ----------------------------------------------------

Balance December 31, 2001                                                  8,924,188        (8,813,136)         129,913

Issuance of common stock in connection with the
   Debt restructure                                                           19,628                             21,811
                                                                    ----------------------------------------------------
                             sub-total                                   $ 8,943,816       $(8,813,136)       $ 151,724


                                                                                Common Stock                    Preferred Stock
                                                                           Shares          Amount           Shares           Amount
                                                                    ----------------------------------------------------------------
                             sub-total                                   15,412,009       $ 15,413          563,100         $ 5,631

Additional shares of common stock issued in connection
with convertible preferred stock                                          2,518,867          2,519

Issuance of shares of common stock as consideration
for a loan agreement                                                        200,000            200

Issuance of shares of common stock in consideration
for reorganization services                                               1,150,000          1,150

Issuance of shares of common stock in consideration
for exchange of shares                                                    2,000,000          2,000

Issuance of shares of common stock to  employees
   as bonus                                                              11,275,000         11,275

Issuance of shares of common stock in consideration
for finder fees                                                           2,000,000          2,000

Issuance of shares of common stock in consideration
for forbearance loan agreement                                            8,197,695          8,198

Net loss December 31, 2002
                                                                    ----------------------------------------------------------------

Balance December 31, 2002                                                42,753,571       $ 42,755          563,100         $ 5,631
                                                                    ================================================================

                                                                         Additional
                                                                           Paid in         Accumulated
                                                                           Capital           Deficit           TOTAL
                                                                    ----------------------------------------------------
                             sub-total                                   $ 8,943,816       $(8,813,136)       $ 151,724

Additional shares of common stock issued in connection
with convertible preferred stock                                              (2,519)                                 -

Issuance of shares of common stock as consideration
for a loan agreement                                                           1,800                              2,000

Issuance of shares of common stock in consideration
for reorganization services                                                   10,350                             11,500

Issuance of shares of common stock in consideration
for exchange of shares                                                        18,000                             20,000

Issuance of shares of common stock to  employees
   as bonus                                                                  101,475                            112,750

Issuance of shares of common stock in consideration
for finder fees                                                               18,000                             20,000

Issuance of shares of common stock in consideration
for forbearance loan agreement                                                73,779                             81,977

Net loss December 31, 2002                                                                  (1,278,715)      (1,278,715)
                                                                    ----------------------------------------------------

Balance December 31, 2002                                                $ 9,164,701      $(10,091,851)      $ (878,764)
                                                                    ====================================================

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                       2002                 2001
                                                                                 ---------------      ---------------
Cash flows from operating activities:
  Net loss                                                                         $ (1,278,715)        $ (3,387,732)
                                                                                 ---------------      ---------------

  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      368,207              551,490
     Compensation in exchange for stock, options and warrants                           248,227              179,240
     Provisions for losses on trade and other accounts receivable                         8,150               17,643
     Litigation settlements                                                            (327,538)                   -
     Gain from extinguishment of debt                                                  (446,964)                   -
     Impairment of long lived assets                                                    128,596               30,355
     Loss on discontinued operations                                                          -               18,074
     Loss on dispostion of equipment                                                    259,703              316,548
     Loss on common shares held in escrow                                                43,750                    -
     Deferred interest on leases charged to expense                                      32,526                    -
     Deferred loan and financing fees charged to expense                                 95,828                    -
     Change in assets and liabilities:
       Decrease in accounts receivable                                                   28,677              275,131
       Decrease in inventory                                                             70,029              139,555
       Decrease in prepaid expenses                                                       9,109               41,635
       Decrease in other assets                                                               -               41,732
       Increase in accounts payable and accrued expenses                                527,580            1,757,462
                                                                                 ---------------      ---------------
Net cash used in operating activities                                                  (232,834)             (18,867)
                                                                                 ---------------      ---------------

Cash flows from investing activities:
  Sale of equipment                                                                      30,000                    -
  Cash payments for the purchase of property                                             (4,121)            (119,040)
                                                                                 ---------------      ---------------
Net cash provided by (used in) investing activities                                      25,879             (119,040)
                                                                                 ---------------      ---------------

Cash flows from financing activities:
  Proceeds from loans                                                                   107,000              797,000
  Bank overdraft                                                                         (1,015)               3,758
  Proceeds from factor (net)                                                             39,000                    -
  Proceeds from factor advances (net)                                                    74,884                    -
  Principal payments on notes payable                                                   (20,000)            (652,000)
  Principal payment on capital leases                                                    (4,214)             (16,377)
                                                                                 ---------------      ---------------
Net cash provided by financing activities                                               195,655              132,381
                                                                                 ---------------      ---------------

Net decrease in cash                                                                    (11,300)              (5,526)

Cash, beginning of year                                                                  12,069               17,595
                                                                                 ---------------      ---------------

Cash, end of year                                                                         $ 769             $ 12,069
                                                                                 ===============      ===============

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                       2002              2001
                                                                                 --------------      ------------


Supplemental cash flow information:
  Interest paid                                                                       $ 44,060         $ 134,583
                                                                                 ==============      ============

Noncash investing and financing activities:
  Conversion of trade account payable to note payable                                $ 947,000               $ -
                                                                                 ==============      ============

  Conversion of note payable and accrued interest to equity                          $ 418,764               $ -
                                                                                 ==============      ============

  Sale-leaseback financing obligation refinancing various liabilities              $ 1,368,000               $ -
                                                                                 ==============      ============

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Universal Beverages Holdings Corporation and its wholly owned subsidiary, Universal Beverages, Inc., are in the business of manufacturing and distributing the SYFO(R) brand of bottled water as well as other beverage products under contract.

Principles of Consolidation
---------------------------
The consolidated financial statements of the Company include the accounts of Universal Beverages Holdings Corporation and its wholly owned subsidiary, Universal Beverages, Inc. All significant inter-company transactions and balances have been eliminated in the consolidation.

Accounting Estimates
--------------------
The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories
-----------
Inventories consisting of raw materials, and finished goods are valued at the lower of cost or market. Cost is determined by the first-in, first-out method
(FIFO).

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the Straight-line method based on the estimated useful lives of the assets, which range from 7 - 25 years. Major expenditures for property acquisitions and those expenditures, which substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

Amortization
------------
Amortization of trademarks and brand names, and other intangibles is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

      Trademark and brand name                                       15 years
      Other intangibles                                               5 years

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - continued

Reclassification
----------------
Certain   reclassifications   were  made  to  the  2001  consolidated  financial
statements in order for the presentation to conform to the 2002 consolidated financial statement presentation.

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

Income Taxes
------------
The Company follows Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition
-------------------
Revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

Advertising
-----------
Advertising costs are charged to operations when incurred.

Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company.

Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations, using the purchase method. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which goodwill and other intangibles should be accounted for subsequent to their initial recognition in the financial statements. This statement is effective for all fiscal

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - continued

years beginning after December 15, 2001. The Company believes that the implementation of SFAS 142 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized, among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 144 on April 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, Rescission of SFAS Statements No. 4 and 64, Amendment of SFAS No. 13, and Technical Corrections," updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. The Company believes that the implementation of SFAS 145 did not have a material effect on the Company's financial position, results of operations or liquidity.


NOTE 2    CONCENTRATION OF CREDIT RISK

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

At December 31, 2002, one customer represented approximately 78% of the trade accounts receivable, and 68% of net sales. According to management, the company will be severely impacted if this customer should cease doing business with the Company. At December 31, 2001, one customer represented approximately 37% of the trade accounts receivable, and 24% of net sales; and, four other customers represented 45% of the receivables, and 8% of net sales. During 2001, the Company ceased doing business with a major customer, which represented 57% of net sales for the year ended December 31, 2001.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 3    LOSS PER SHARE

Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share does not include the effects of common stock equivalents as they are antidilutive.

Basic weighted and dilutive average numbers of shares outstanding at December 31 are as follows:

                                                      2002             2001
                                                  ------------     -------------
Basic and dilutive weighted average
    number of shares outstanding                   40,416,821       10,843,993


NOTE 4    ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2002 consisted of the following:

                                                  2002             2001

    Accounts receivable                         $155,193          184,036
 Less allowance for doubtful accounts           (105,805)         (97,821)
                                              ----------          --------

                                               $  49,388          $86,215
                                               =========

Bad debt expense for the years ended December 31, 2002 and 2001 was $0 and $25,000, respectively.

On February 7, 2002, the Company's board of directors resolved to enter into a factoring agreement with a related party for the sale of certain customer accounts receivable at 98% of the purchase price with an 8% reserve, factored with recourse with respect to credit risk. At December 31, 2002, factored accounts receivable totaled $39,000.



NOTE 5    INVENTORY

At December 31, 2002, inventory consisted of the following:

                                                      2002                2001

Finished goods                                      $ 56,501            $ 81,878
Raw materials                                        125,147             169,799
                                                    --------            --------

                                                    $181,648            $251,677
                                                    ========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2002 consisted of the following:

                                                                 Depreciation
                                                                   Period
                                                   2002           in Years
                                                   ----           --------

     Land                                      $   400,000            -
     Building                                    1,912,007           25
     Plant equipment                             2,410,232           10
     Plant improvements                            124,483           25
     Office machines and equipment                 113,893            7
     Plant equipment held for future use           866,211
                                               -----------

                                                 5,826,826
     Less accumulated depreciation              (1,276,799)
                                                ----------

                                               $ 4,550,027

Depreciation expense for the years ended December 31, 2002 and 2001 was $320,207 and $500,900, respectively. Management reviewed the remaining useful life for plant equipment, building and improvements and estimated the remaining life based on a 10-year life for equipment and a 25-year life for the building and improvements.

On May 31, 2002 the Company entered into a sale-leaseback agreement for the building, land and plant improvements. For accounting purposes, the transaction has been accounted for under the financing method. (See Note 11).


NOTE 7    INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                                       2002              2001

Trademark and brand name                            $ 728,449         $ 728,449
Others                                                  2,817             2,817
                                                    ---------         ---------

                                                      731,266           731,266
Less accumulated amortization                        (202,524)         (154,524)
                                                    ---------         ---------

                                                    $ 528,742         $ 576,742
                                                    =========         =========

Amortization expense for the years ended December 31, 2002 and 2001 totaled $48,000, and $50,590, respectively. The Company recognized an asset impairment of $30,355, in 2001. (See Note 8).

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 8    ASSET IMPAIRMENT LOSS

In accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Dispose Of, the Company recorded an impairment loss on the long-lived assets of its Trademark and brand name. On December 31, 2001, the Company recognized an asset impairment loss of $30,355 as a result of the Company's continuing losses from operations, working capital deficiency and potential foreclosure on the building. This loss represented 5% of the carrying value of the trademark and brand name. (See Note 7).

In the year ended December 31, 2002, the Company recognized a $128,596 impairment loss on plant equipment upon review of estimated future cash flows and estimated fair market values of the impaired assets.

NOTE 9    LINES OF CREDIT

Line of credit - related party
------------------------------
The Company has a line of credit totaling $100,000 from a shareholder, who is also an officer and director. The credit line has an interest rate of 10% and was due June 1, 2002. As of December 31, 2002 and 2001, the Company owed $70,000 and $5,000, respectively, against this credit line. The line of credit is collateralized by assignment of all assets of the company. The line of credit is currently in default.

Line of credit - unrelated party
--------------------------------
The Company has a line of credit from an unrelated third party totaling $100,000. The credit line has an interest rate of 10% and was due June 1, 2002. As of December 31, 2002 and 2001, the Company owed $50,000 against this credit line. The line of credit is collateralized by assignment of all assets of the company. The line of credit is currently in default.

The total interest expense related to these lines of credit was $14,878 and $556 at December 31, 2002 and 2001, respectively.


NOTE 10   NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2002 as follows:

                                                                             2002            2001
                                                                             ----            ----
Note Payable - Related Parties
------------------------------

     Forbearance  agreement with a related party to avoid  foreclosure sale of  building;  interest  rate  11%.  The  Company  will  pay
     $160,000 as consideration  for the  forbearance,  and warrants to acquire  1,800,000 shares of common stock at an exercise price of
     $0.25 per share have been granted as an additional consideration.
     (See Note 17)                                                       $      0         $  660,000

     Note payable to an employee  and  director of the Company,  for a     70,000              5,000
     line of credit at a 10% interest rate per year.

     Note payable to an employee and director of the Company, at a 10%
     interest  rate  per  year,  due on  June  1,  2002.  The  note is
     currently in default. (See Note 17).                                $  7,000
                                     --                                  --------


                                                                         $ 77,000         $  665,000
                                                                         ========         ==========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 10   NOTES PAYABLE - continued

     Notes Payable - Unrelated Parties                                              2002             2001
     ---------------------------------                                              ----             ----

          Note payable to individuals with an interest rate of 8% per annum payable in 36 monthly  payments,  unsecured,  due March 31, 2003.
          The note is currently in default.                                     $   43,782         $   43,782

          Note payable to an individual at a 10.25% interest rate per year, due on demand,  secured by multi-packer equipment of Company. The
          note is currently in default.                                            150,000            150,000

          Convertible  note payable to a company  with an 8% interest  rate per year;  unsecured,  due on May 14, 2005.  At the option of the holder, the note may be converted into 6,000,000 shares of common
          stock. (See Note 14).                                                    947,000                  0

          Notes payable to various  individuals with a 3% interest rate per
          year; due on June 17, 2003, unsecured.                                    20,000                  0

          Note  payable  to a company  with a 15%  interest  rate per year;
          secured by all assets and due on demand.                                       0            250,000

          Note  payable  to a company  with a 10%  interest  rate per year;
          secured by all assets and due on demand.                                       0            100,000

          Note payable to an individual,  non-interest bearing,  payable at
          the option of the Company.                                                25,000             25,000

                                                                                 1,185,782            568,782
          Less current portion                                                    (238,782)          (568,782)
                                                                                $  947,000         $        0
                                                                                ==========         ==========

The total interest expense related to notes payable was $119,947 and $216,578 at December 31, 2002 and 2001, respectively.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 11   FINANCING OBLIGATION

On May 31, 2002, the Company entered into a sale-leaseback transaction for the building, land and plant improvements for a total of $2,429,000. The transaction was accounted for under the financing method, providing a security arrangement for the buyer-lessor's investment and continuing involvement of the lessee. Accordingly, the property and related accounts will continue to be recognized in the accompanying financial statements. A total of $1,268,000 was disbursed to satisfy payments as follows:

         Forbearance agreement                                   $    660,000
         Accrued interest forbearance agreement                       106,313
         Foreclosure judgment                                         551,697
         Gain from extinguishments of debt                            (50,010)
                                                                 ------------

                                                                 $  1,268,000
                                                                 ============

At December 31, 2002 the amount due under this financing obligation was $1,368,000. The interest expense related to this obligation in 2002 was $136,500 for monthly lease payments reported under the financing method.

The Company recognized a $50,010 gain from extinguishment of debt in the transaction. The sale-leaseback includes a purchase option that increased by $100,000 when the Company did not exercise the option by August 31, 2002. At the inception of the financing, the increase in the purchase option was recorded as a deferred loan fee, amortizable over the lease term. The deferred loan fee amortized to interest expense in 2002 was $29,169.

The future minimum lease payments, under the terms of the related lease agreement, reported as interest expense under the financing method is as follows:

         2003                               $  238,500
         2004                                   90,000
                                            ----------
                                            $  328,500


NOTE 12   LEASES

Beginning December 1, 2001, the Company rented administrative office space in Jacksonville Beach, Florida. The lease expires November 30, 2004, and has a renewal option for an additional 13 months. Payments, including taxes are approximately $3,317 per month, increasing to $4,066 per month in the final year of the lease term.

In 2001, the Company temporarily moved the administrative office to its plant in Leesburg, Florida for six months. The Company also rented warehouse space in Jacksonville, Florida under an agreement that would have expired November 1, 2002; however, the Company reached an agreement with the lessor for an early termination of the lease in 2002. Payments, including taxes, were $1,650 per month.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 12   LEASES - continued

Rental expense for the years ended December 31, 2002 and 2001 was $31,579 and $32,247, respectively. Future anticipated minimum annual rental expenses under operating leases having non-cancelable lease terms in excess of one year are as follows:

          Years Ended                                       Amount
          -----------                                       ------

              2003                                       $  40,553
              2004                                          44,726
                                                         ---------

                                                         $  85,279
                                                         =========

The Company has capitalized lease obligations of $159,087 and $171,607 at December 31, 2002 and 2001, respectively. The leases are currently in default. Most equipment items subject to the leases were returned in 2001. In 2002, the Company reached a settlement with one lessor, retaining the equipment with a cost of $16,296 and recognizing a gain on the settlement in the amount of $10,283 in 2002. Interest expense amortization for the leases was $9,085 and $9,595 in 2002 and 2001, respectively. In addition, non-amortized deferred interest of $23,041, remaining at current year-end, was charged to general and administrative expense in 2002.

The Company has an operating lease obligation of approximately $30,000 for early termination of the lease and deficiency in the residual value of the equipment that was returned in 2001.


NOTE 13   INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2002 of approximately $10,500,000 subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2022. A 100% valuation allowance has been recorded to offset the deferred tax asset due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:

                                                       2002              2001
                                                  ------------      ------------

      Current Taxes                               $          -      $   105,000
      Deferred tax assets:
        Net operating loss carryforward              3,560,000        3,125,000
      Less:  Valuation allowance                    (3,560,000)      (3,125,000)
                                                    ----------       ----------

      Net deferred tax assets                     $          -      $         -
                                                  ============     ============

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 13   INCOME TAXES - continued

The Company's tax benefit differs from the "expected" tax expense (benefit) for the year ended December 31, (computed by applying the Federal Corporation tax rate of 34% to loss before taxes), as follows:

                                                   2002             2001
                                                ----------      -----------

      Statutory rate applied to loss before
        income taxes                            $ (413,000)     $(1,016,000)
      State income taxes, net of federal
        income tax effect                          (64,000)        (157,000)
      Changes in valuation allowance               477,000        1,173,000
                                                ----------       -----------

                                                $        -      $         -
                                                ==========      ===========


NOTE 14   EXTINGUISHMENTS OF DEBT

On March 25, 2002, the Company extinguished notes payable from one creditor totaling $350,000 plus accrued interest of $68,764 in a debt for stock agreement. Note payables of $350,000 were exchanged for 2,183,325 shares of common stock. On the date of the exchange, management valued the common stock at $.01 per share. The Company recognized a gain on debt extinguishment of $396,953.

On May 14, 2002, the Company executed a $947,000 convertible promissory note payable with a vendor, extinguishing an outstanding trade accounts payable. The Company recognized a gain of $9,597 on the transaction. The Company will pay a surcharge of $4 per thousand of purchased units, applied toward accrued interest, then principal, until the note and accrued interest is paid, or the note is converted to common  stock under the terms of the  agreement.  (See Note
10).

The Company entered into negotiations with various creditors and service providers for the purpose of settling its debts, including judgments and lawsuits, and defaulted capital leases. For the year ended December 31, 2002, the Company recognized a gain of $215,182 attributable to these settlements.


NOTE 15   STOCKHOLDERS' EQUITY (DEFICIT)

On March 21, 2002, the Company amended its Articles of Incorporation, following the approval of the board of directors, providing for an increase in the authorized number of shares of common stock to 80,000,000 at $0.001 par value. The authorized number of shares of preferred stock remained at 20,000,000 with a change in par value to $0.001. Previously, the Articles of Incorporation provided for the authorization of 30,000,000 shares of common stock at $0.001 par value and 20,000,000 shares of preferred stock at $0.01.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 15   STOCKHOLDERS' EQUITY (DEFICIT) - continued

Preferred Stock
---------------
The designation and the preferences, limitations and relative rights of the Preferred stock are as follows:

Series A 10% Convertible Preferred Stock:
-----------------------------------------
Authorized                                                        600,000 shares
Issued and outstanding at 12/31/02 and 12/31/01                   None
Dividends                                                         Cumulative
Liquidation rights                                                Yes
Conversion rights                                                 To common stock at the lower of 70%
                                                                     of the average price or $10 per share
Redemption rights                                                 $10 per share

Series B 10% Convertible Preferred Stock:
-----------------------------------------
Authorized                                                        450,000 shares
Issued and outstanding at 12/31/02 and 12/31/01                   432,500 each year
Dividends                                                         Cumulative and payable quarterly
Liquidation rights                                                $10.00 per share
Conversion rights                                                 To 2.5 shares of common stock
Redemption rights                                                 $12 per share

Series C 10% Convertible Preferred Stock:
-----------------------------------------
Authorized                                                        300,000 shares
Issued and outstanding at 12/31/02 and 12/31/01                   130,600 each year
Dividends                                                         Cumulative
Liquidation rights                                                $10.00
Conversion rights                                                 To common stock as follows:
                                                                     Preferred stock has a value equal
                                                                     to $10 per share
Redemption rights                                                 $10 per share

Series D 10% Convertible Preferred Stock:
-----------------------------------------
Authorized                                                        200,000 shares
Issued and outstanding at 12/31/02 and 12/31/01                   None
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
Conversion rights                                                 To common stock at 80% of the average
                                                                     price of common stock based on a
                                                                     preferred stock value of $10.
Redemption rights                                                 $10 per share

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 15   STOCKHOLDERS' EQUITY (DEFICIT) - continued

Preferred Stock
---------------

Series E 8% Convertible Preferred Stock:
----------------------------------------
Authorized                                                        200,000 shares
Issued and outstanding at 12/31/02 and 12/31/01                   None
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
Conversion rights                                                 To common stock at 80% of the average
                                                                     price of common stock based on a
                                                                     preferred stock value of $10.
Redemption rights                                                 $10 per share

Series F 8% Convertible Preferred Stock:
----------------------------------------
Authorized                                                        200,000 shares
Issued and outstanding at 12/31/02 and 12/31/01                   None
Dividends                                                         Cumulative
Liquidation rights                                                $10
Conversion rights                                                 To common stock at 80% of the average
                                                                     price of common stock based on a
                                                                     preferred stock value of $10.
Redemption rights                                                 $10 per share

At December 31, 2002 and 2001, the financial statements reflected preferred stock as follows:

      10% Convertible Preferred Stock Series B                           432,500
      10% Convertible Preferred Stock Series C                           130,600
                                                                        --------

                                                                         563,100
                                                                        ========

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 15   STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock
------------

On March 16, 2001, the Company issued 75,000 shares of common stock in exchange for consulting services rendered. The value of $0.50 per share was the market price on the date of the grant. Accordingly, consultant expenses of $37,500 were charged to operations.

On May 23, 2001, the Company issued 10,500 shares of common stock valued at $28,877 in exchange for legal services rendered.

On September 26, 2001, a holder of Series E preferred stock exercised the right to convert to shares of common stock. A total of 26,500 shares of Series E preferred stock were converted into 3,124,501 shares of common stock.

On October 5, 2001, the Company issued 100,000 shares of common stock in a legal settlement. The value of $0.17 per share was the trading price on the date of the settlement. Accordingly, litigation expense of $1,700 was charged to operations. As part of the legal settlement, a judgment of $42,000 remains outstanding at the date of this report.

On March 25, 2002, by resolution of the board of directors, the Company issued 2,518,867 shares of common stock to correct preferred stock conversions in 2000 for Series D, E, and F.

On March 25, 2002, in a debt for stock agreement, the Company issued 2,183,325 shares of common stock in exchange for notes payable from one creditor totaling $350,000 plus interest of $68,764. The Company recognized a gain from debt extinguisment of $396,953. (Note 14).

On March 25, 2002, the Company issued 200,000 shares of common stock in consideration for a line of credit with a third party. The Company used a value of $0.01 per share on the date of the grant. Accordingly, interest expense of $2,000 was charged to operations.

On March 25, 2002, the Company issued 1,150,000 shares of common stock to a third party in consideration for compensation for reorganization services. The Company used a value of $0.01 per share on the date of the grant. Accordingly, consulting expense of $11,500 was charged to operations.

On March 25, 2002, the Company issued 2,000,000 shares of common stock to a third party in consideration for consulting services. The Company used a value of $0.01 per share on the date of the grant. Accordingly, consulting expense of $15,000 and interest expense of $5,000 were charged to operations.

On March 25, 2002, the Company issued 11,275,000 shares of common stock as a bonus to employees. The Company used a value of $0.01 per share on the date of the grant. Accordingly, payroll expense of $112,750 was charged to operations.

On March 25, 2002, the Company issued 2,000,000 shares of common stock to a third party in consideration for finder's fee. The Company used a value of $0.01 per share on the date of the grant. Accordingly, consulting expense of $20,000 was charged to operations.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 15   STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock
------------

On March 25, 2002, the Company issued 8,197,695 shares of common stock to a third party in consideration for foreclosure forbearance. The Company used a value of $0.01 per share on the date of the grant. Accordingly, consulting expense of $81,977 was charged to operations.

Warrants
--------

In a contract agreement for financial services dated December 17, 2001, the Company issued 1,800,000 warrants at an exercise price of $0.25 with a due date of December 31, 2006. For financial statement disclosure purposes and for purposes of valuing warrants, the Company accounted for the warrants under SFAS No. 123. Accordingly, $140,040 was charged to operations in 2001. No warrants were granted during 2002.

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

No warrants were exercised at December 31, 2002. Changes during the year are presented as follows:


                                                                                   Weighted
                                                                Common              Average
                                        Number of Warrants      Stock           Exercise Price
--------------------------------------------------------------------------------------------------
      Balance at January 1, 2002              7,475,994        7,475,994           $  3.08
      Granted                                         0                0              0.00
      Exercised                                       0                0              0.00
      Forfeited                               4,225,994        4,225,994              3.46
                                            -----------       ----------

      Balance at December 31, 2002            3,250,000        3,250,000           $  2.59
                                             ==========       ==========

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 15   STOCKHOLDERS' EQUITY (DEFICIT) - continued

Warrants
--------

The following table summarizes information about warrants outstanding at December 31, 2002:

                            WARRANTS OUTSTANDING                                     WARRANTS EXERCISABLE
              ------------------------------------------------        ---------------------------------------------
                                  Weighted         Weighted                                          Weighted
Range of        Number             Average          Average                      Number               Average
Exercise      Outstanding         Remaining        Exercise                 Exercisable at           Exercise
  Price        at 12/31/02     Contracted Life       Price                      12/31/02               Price
----------    ------------------------------------------------        ---------------------------------------------

0.25 - 8.00      3,250,000          2.4              $ 2.59                    3,250,000              $ 2.59

On February 7, 2002, the board of directors passed a resolution rescinding the re-pricing of certain warrants approved on March 26, 2001 by resolution of the previous board of directors. The financial statements reflect the price change, rescinding actions of the previous board of directors.


NOTE 16   DIVESTITURE

The Company had no losses on discontinued operations for the year ended December 31, 2002.

On March 8, 2001, in an effort to reduce losses, the Company transferred the net assets of its Miami store to third parties. These net assets totaled $18,074 at the transfer date, resulting in a loss on disposition of $18,074. The agreement included assumption of the lease for the Miami premises by the third parties. The Company would provide 50% of the rental payment in Syfo products through May 31, 2003.

The Miami store had net sales of $35,489 and a net loss of $115,442 through December 31, 2001, which is reflected as loss from discontinued operations on the consolidated financial statements.

At December 31, 2002 and 2001, there were no assets related to discontinued operations on the consolidated balance sheet.


NOTE 17   RELATED PARTY

On December 17, 2001 the Company entered into a forbearance agreement with Universal Realty Investors LLC, to avoid a foreclosure sale on the building. Forbearance allows the temporary postponement of the principal payment for periods of up to one year at a time. Accordingly, Universal Realty Investors, LLC loaned the Company $660,000 to pay bank notes payable in an effort to avoid a foreclosure sale of the building. An officer, who is also a director and shareholder of the Company owned 15% of Universal Realty Investors LLC, along with another shareholder who owned 15%, liquidated their interests in the LLC in 2002. The agreement called for an interest rate of 11% on the loan, a loan fee of $160,000, and warrants to acquire 1,800,000 shares of common stock at an exercise price of $0.25 per share. The loan fee was capitalized and amortized over a period of one year. For the year ended December 31, 2002 and 2001, $66,659 and $6,666, respectively, was amortized and recorded as interest expense. The forbearance loan, accrued interest payable and related debts were refinanced as a sale-leaseback agreement, with an unrelated third party on May 31, 2002, and it was recorded as a financing obligation. (See Note 11)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE  17 RELATED PARTY - continued

At December 31, 2002 and 2001, the Company was indebted to a shareholder, who is also an officer and director, for a line of credit totaling $70,000 and $5,000, respectively. At December 31, 2001, the Company was indebted to the same shareholder for a $5,000 note payable. The accrued interest on the indebtedness at December 31, 2002 and 2001 was $9,559 and $1,116, respectively. No interest was paid in 2002 or 2001.

At December 31, 2002, the Company continued under a factoring agreement with an officer, who is also a shareholder and director, for the sale of the accounts receivable at 98% of the purchase price with an 8% reserve, with recourse with respect to credit risk. For the year ended December 31, 2002 factoring fees expense was $30,542.

At December 31, 2002, the Company was indebted to a shareholder, who is also a director and employee, for a note payable of $7,000. The accrued interest on the indebtedness at December 31, 2002 was $816. No interest was paid in 2002.


NOTE  18 RESTATEMENT

During the fiscal year ended December 31, 2000, the Company issued stock to extinguish certain outstanding debts, and as a result recorded a loss of approximately $4,423,000 as a result of this extinguishment of debt. During 2002, the Company reassessed this transaction and obtained a third party appraisal of the stock as of the date of the transaction. Accordingly, the Company recognized a gain from the extinguishment in the amount of approximately $1,960,000 instead of the loss of $4,423,000. There was no effect to the 2001 net loss as a result of the restatement.

This change is summarized as follows:

                                     As Originally
                                        Reported               As Restated
                                    January 1, 2001          January 1, 2001
                                    ---------------          ---------------

      Additional paid in capital    $  15,101,795              $ 8,719,117

      Accumulated deficit           $ (11,808,802)             $(5,425,404)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 19   LEGAL MATTERS

The Company is subject to various investigative claims and legal proceedings covering a wide range of matters that arose in the ordinary course of its business activity. Currently, the Company has five unpaid judgments as follows:

     1)   Unpaid judgment for legal services in the amount of $42,000.

     2)   Unpaid judgment for equipment purchase in the amount of $18,000.

     3)   Unpaid judgment for laboratory services in the amount of $5,200.

     4) Unpaid judgment for $80,000 in favor of an individual who filed an action for rent and costs for legal services.

     5) Unpaid judgment for $42,000 in favor of an individual who filed an action for sale of restricted shares of common stock and for legal services. In addition, 100,000 shares of common stock were issued on October 5, 2000.

Additional unresolved matters include, but are not limited to the following:

     1) An action filed by a supplier for non-payment of invoices for ingredients and packing materials and the related shipping costs. The case has not been set for trial.

     2)   A lien filed by a consulting  company for  non-payment of construction
          management   services.   The  Company  has  a  counterclaim   alleging
          conspiracy and fraud.

     3) Resolution of the Miami discontinued operation allowance of product offsetting rent expense and related lawsuit of a successor operation.

     4)   Action by a bank to collect debt owed by unrelated company.

     5) Action filed by an out of business distributor alleging tortuous interference with contractual relations, fraud and misappropriation of trade secrets.

     6) Action to recover amount due on an asset purchase from bankrupt bottling plant that failed to deliver title for the assets purchased.

     7) Unpaid vendors and service providers who could file legal action, attempting collection of amounts owed.

With the exception of the five judgments mentioned in paragraph one above, the ultimate outcome is unknown, however, management has accrued an estimated liability in the amount of $322,000 against legal matters that occurred in past years.

In the opinion of the Company's management, although the outcome of any legal proceedings cannot be predicted with certainty, ultimate liability resulting from the above matters, even if limited to the liability accrued in the accompanying financial statements, may have a material effect on the results of operations or cash flows of the Company and its ability to continue as a going concern. (See Note 20)

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  20 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2002 and 2001, the Company showed operating losses of $1,278,715 and $3,254,215, respectively, and an accumulated deficit of $878,764 at December 31, 2002. The accompanying financial statements indicate that current liabilities exceed current assets by $3,798,713 for the year ended December 31, 2002.

The Company is involved in various lawsuits relating to default payments on purchases and loans, among other matters, of which some outcomes are still pending. Liability resulting from pending litigation, even if limited to the liability accrued in the financial statements, may have a materially adverse effect on the Company's ability to continue as a going concern. (See Note 19)

The Company's negative working capital, recurring losses from operations, pending litigations, and defaults under the Company's contractual agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital, and obtaining a mortgage on the building to assure the Company's viability. The Company is pursuing private label and co-packing market opportunities to supplement increased private label business and utilize excess plant capacity. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key in the Company's future success.


NOTE 21   SUBSEQUENT EVENTS

On January 23, 2003, the Company executed a promissory note and security agreement with the unrelated lender holding the financing obligation (Note 11). The note in the amount of $280,000 bears interest at 12% per year and is due on January 15, 2004, unless earlier paid in accordance with its terms. Loan proceeds will be disbursed to pay rents due, real estate taxes and outstanding liens on the property.

The Company continues negotiations with various creditors for the purpose of settling its operating debts and judgments, including defaulted capital and operating lease liabilities.

Item 8.  Change in Certifying Accountants.

As previously disclosed by the Company in a Form 8-K filing on February 12, 2003, effective February 5, 2003, the Company's prior certifying accountants, Sewell and Company, P.A., declined to stand for re-election as the auditor for Universal Beverages Holdings Corporation & Subsidiaries. Effective the same date, Universal retained as its new certifying accountants, Berkovits Lago & Company, LLP. Sewell and Company's report on Universal's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles; with the exception of a "going concern" qualification for the two most recent fiscal years and all subsequent interim periods preceding the date hereof. The decision to change accountants was approved by Universal's Board of Directors.

During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between Universal and Sewell and Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sewell and Company would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

None of the "reportable events" described in Item 304(a)(1)(ii) of Regulation S-K occurred with respect to Universal within the last two fiscal years and the subsequent interim period to the date hereof.

Effective February 5, 2003, Universal Beverages Holdings Corporation engaged Berkovits Lago & Company, LLP as its principal accountants. During the last two fiscal years and the subsequent interim period to the date hereof, Universal did not consult Berkovits Lago & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(I) and (ii) of Regulation S-K.


                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers

Each director holds office until our next annual meeting of shareholders and until his successor has been elected and qualified. The Board of Directors has not yet set a date for our annual meeting of shareholders. Our Series B Preferred shareholders are permitted to designate two members of our board of directors and one of our note holders is permitted to collectively designate one member of the board of directors. As a consequence of the resignation by Director Steven Irick in October 2002, the seat held by one note holder is currently unoccupied. The two seats held by the Series B Preferred shareholders are currently vacant as well.

Our officers are elected by the Board of Directors and serve at the discretion of the Board. Jonathon O. Moore currently serves as CEO and President of Universal Beverages Holdings Corporation and Cydelle Mendius is currently President of Universal Beverages Inc., our operating subsidiary. There is no immediate family relationship between or among any of the directors, executive officers or any other person affiliated with us, except Director Clifford Alan Moore is the brother of Director and CEO Jonathon Moore. The following table sets forth the names, ages and current positions held by our directors and executive officers.


Name                                Age                   Position (s)

Jonathon O. Moore                   52                   Director and CEO
Cydelle Mendius                     48                   Director and President
Brian Sieber                        33                   Director
Clifford Alan Moore                 57                   Director
Darl D. Bien                        62                   Director
Alan Silverstein                    50                   Director
Steven Robinson                     57                   Director

Jonathon O. Moore has been a director since March 6, 1998. During this time, Mr. Moore also served as our chief executive officer until January 20, 2001, when the previous board of directors removed him. From prior to November 1995 until March 1998, Mr. Moore was a private investor primarily in the insurance business.

Cydelle Mendius has been a director since May 5, 1998 and presently serves as President of our operating subsidiary, Universal Beverages, Inc. Ms. Mendius also served as President of the Company from May 5, 1998 until her resignation on January 20, 2001. Since 1996, Ms. Mendius served as the president of Syfo Beverage Company of Florida. Previous to March of 1996 Ms. Mendius worked as business development specialist in the field of agribusiness, as well as a variety of different industries. She has held the executive-level positions of President, Vice President and General Manger during the past twenty years of her business career. She received a BA in Modern Languages and Latin American studies, holds a Master's degree in Business Administration and has completed programs in Small Company Management. She is an alumna of the University of Denver and Harvard University Graduate School of Business.

Steven Robinson has extensive background in sales, marketing and operations with several well-known local corporations. Mr. Robinson also has extensive experience with start-up companies. As president of WorldChem, a chemical manufacturing and marketing company, he secured many major contracts with national corporations. He has a great deal of experience with franchise organizations both in personal ownership and commercially with WorldChem. He was a principal and founding shareholder of American Access Technologies, Inc. a public company where he was an officer and currently serves as a director. Since February of 2001, he has been president and director of IbidAmerica, Inc. He was instrumental in developing Network 2000 sales as a long-distance independent marketing/sales company for US Sprint. He is retired from the US Navy. While in the Navy, he specialized in logistics and supply regulations, contract management and inventory control. He is also majority shareholder of a wireless digital services and products distributor.

Alan Silverstein graduated from Queens College in New York City with a Bachelor of Science in Business Administration and Marketing. Upon graduating, Mr. Silverstein was involved in the footwear industry, Kowa American and later with SCA International. Mr. Silverstein, as Vice President of Sales, built Crystal Geyser East, a New York based DSD (direct store delivery), White Rock Beverages and Fruit First, Inc.

Brian M. Sieber is a Jacksonville, Florida-based marketing and design consultant. After several years in New York City as the Senior Art Director for several computer-language publications, Mr. Sieber broke out on his own. He has established himself in the highly competitive realm of packaging design. For the last six years he has produced numerous award-winning designs and has helped solidify his client's reach through both innovative design and thoughtful marketing. Mr. Sieber was responsible for the redesign of Universal's proprietary Syfo brand, from redesign of the brand mark to developing new graphics and packaging. His involvement included creation of collateral materials for sales and marketing, website design and all forms of media advertising. Mr. Sieber holds a Bachelor of Arts from the Parson School of Design.

Clifford  Alan Moore is member of the American  Institute  of  Certified  Public
Accountants and a member of the American Institute of Certified Public Accountants Securities and Exchange and Private Companies Practice Sections. He has been practicing as a Certified Public Accountant since 1972 and is the owner of Clifford H. Moore and Company, an accounting firm located in Riverton, Wyoming. He is actively involved in the community in which he lives, serving as President and Director for numerous charities, foundations and economic development associations.

Darl D. Bien is Professor of Statistics and Chairman of the Department of Statistics and Operations Technology at the University of Denver's Daniels College of Business. He has been with the University of Denver for 30 years and was for nine years before that an aerospace engineer and contract manager with the National Aeronautics and Space Administration in Cleveland, Ohio. He received his bachelor's degree in physics and mathematics from Huron College in South Dakota in 1962. He was awarded a masters degree in statistics in 1966 and received his doctorate in statistics in 1970 from Case Western Reserve University in Cleveland. Dr. Bien has more than 35 publications in academic journals and conference proceedings. His interdisciplinary work has been published in the medical journal AIDS and in the Journal of Spacecraft and Rockets, among others. He has authored eight technical reports for the National Aeronautics and Space Administration and numerous expert reports involving statistics and the law. He has written one textbook. For the past 25 years he has served as a consultant to business on statistical analysis of employment discrimination in more than 135 court cases. He is the recipient of four Fulbright international research and teaching grants, the NASA Apollo Award, the NASA Achievement Award, and has been named Professor of the Year at the University of Denver more than once. He is a member of the Decision Sciences Institute and the American Statistical Association. Dr. Bien has served over 40 organizations both in his community and internationally by providing professional services, pro bono.

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

Management Compensation

Set forth below is information with respect to compensation paid by us for 2002 and 2001 to our chief executive officer, Jonathon O. Moore. None of our executive officers had taxable W-2 compensation exceeding $100,000 in neither 2002 nor 2001.

                           Summary Compensation Table
                           --------------------------

                               Annual Compensation
                               -------------------

                                                                               Long-Term Compensation
                                                          Other                   Restricted Stock
Name and Position         Year         Salary          Compensation                     Awards
-----------------       -------        ------          ------------            ------------------------

     (a)                   (b)           (c)                 (d)                         (e)

Jonathon O. Moore
  CEO                      2002       $ 12,920          $ 48,150 (2)                 $ 47,000 (3)
                           2001       $  7,500 (1)      $      0                     $      0

(1) Mr. Moore was employed up to January 21, 2001 as CEO of the Company and then again in November 2001 as CEO and President of the Company. Mr. Moore does not have an employment agreement with the Company.

(2)  Miscellaneous payments made in 2002, reported as other compensation.

(3) Shares of common stock with no value issued on March 31, 2002. For financial reporting purposes, these shares were valued at a fair market value of $0.01 per share and charged to general and administrative expense accordingly.

Employment and Other Agreements

The Company has no employment agreements with any of its employees. Pursuant to a court awarded judgment, the Company is indebted to Jonathon Moore and Cydelle Mendius in the amounts of $69,305 and $133,272, respectively. The Company has yet to make payment under this judgment. The Board of Directors also awarded Moore and Mendius compensation for 2001, in the amounts of $67,993 and $67,433, respectively, which has been accrued but not paid. Likewise, the Company has also accrued $60,000 each for Moore and Mendius for unpaid 2002 compensation.

The Board of Directors also agreed to indemnify Moore and Mendius for costs and expenses incurred in their litigation efforts against the former Board. Accrued expenses in the amount of $340,003 are unpaid for this indemnity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table provides information as of December 31, 2001 concerning the beneficial ownership of our common stock by each director, each person known by us to be the beneficial owner of at least 5% of our common stock, and all executive officers and directors as a group.

Name and Address of          Number of Shares of Common       % of Common Stock
  Beneficial Owner           Stock Beneficially Owned (1)     Beneficially Owned
  ----------------           ----------------------------     ------------------

Jonathon O. Moore                      4,516,996                    10.6%
16 Lake Julia South
Ponte Vedra Beach, FL 32082

Cydelle Mendius                        4,515,000                    10.6%
533 Quail Lane
Ponte Vedra Beach, FL 32082


Alan Silverstein                       2,400,000                     5.6%

Brian Seiber                              11,000                      *

Clifford Alan Moore                       20,000                      *

Robert J. Dolin                        2,258,328                     7.2%

All executive officers
And directors as a group
(eight  persons)                      11,462,996                    26.8%

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

*    Less than 1%


Section 16(a) Beneficial Ownership Reporting Compliance

     According to confirmations received by us, no Section 16(a) reporting persons engaged in any dispositions of our securities during the year ended December 31, 2002 and, therefore, no Form 4s reporting any change in beneficial ownership were due. To our knowledge, none of the directors or officers has filed their Form 5s for the year ended December 31, 2002.

Item 12. Certain Relationships and Related Transactions.

     On November 23, 1999, we authorized the issuance of the following shares of common stock to the following officers and directors at no estimated market value:

Name                                     Number of Shares
----                                     ----------------

Jonathon O. Moore                           350,000
Cydelle Mendius                             275,000

These shares were issued as consideration for services rendered.

On January 21, 2000, we authorized the issuance of shares of common stock valued at the closing price of $.1875 on January 20, 2000 to the following officers and directors:

Name                                     Number of Shares
----                                     ----------------

Jonathon O. Moore                           30,000
Cydelle Mendius                             50,000


On March 31, 2002, we authorized the issuance of shares of common stock with no value to following officers and directors:

Name                                     Number of Shares
----                                     ----------------

Jonathon O. Moore                           4,700,000
Cydelle Mendius                             4,000,000
Alan Silverstein                            2,400,000

These shares were issued in consideration of services rendered.

On October 4, 2000, we borrowed $150,000 from Mr. Clifford Alan Moore, brother of Mr. Jonathon O. Moore, our then chief executive officer, and issued him a $150,000 secured note. The note provides for interest at 10.25% per annum. The principal was due on January 4, 2001. In connection with this loan, we granted the lender a second lien on our cash, accounts receivable and equipment. As further consideration for the loan, we granted Mr. Clifford Alan Moore warrants for purchase of 100,000 shares of our common stock at an exercise price of $1.75 per share expiring on October 4, 2004. This loan remains outstanding.


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

3.4 Bylaws (incorporated by reference to Exhibit 3.7 in the Form 10-SB filed by Universal Beverages Holdings Corporation on April 14, 2000).

3.5       Amended Bylaws (2)

4.1       Form of Share Certificate (2)

4.2       Form of $0.50 Warrant (2)

4.3       Form of Altamonte Capital Warrants (2)

4.4       Capital International, SBIC Warrants (1)

4.5       Clifford Alan Moore Warrants (1)

10.1 Deposit Receipt and Purchase and Sale Agreement, by and between BNS of Central Florida, Ltd. and Universal Beverages Holdings Corporation. (incorporated by reference to Exhibit 10.5 in the Form 10-SB filed by Universal Beverages Holdings Corporation on April 14, 2000)

10.2 Addendum to Purchase and Sale Agreement by and between BNS of Central Florida, Ltd. and Universal Beverages Holdings Corporation (1)

10.3 Secured Promissory Note between Clifford Alan Moore and Universal Beverages Holdings Corporation (1)

10.4 Form of Exchange Agreement between Universal Beverages Holdings Corporation and Bridge Bank, Ltd. dated March 31, 2000 (2)

10.5 Form of Exchange Agreement between Universal Beverages Holdings and Capital International SBIC, L.P. dated March 31, 2000 (2)

10.6      Agreement  to   Restructure   among   Universal   Beverages   Holdings
          Corporation, Roberto and Barbara Rial and Lasse and Eva Moe dated March 31, 2000 (2)

10.7 Exchange Agreement between Universal Beverages Holdings Corporation and McLean Ventures Corporation dated March 31, 2000 (2)

10.8 Exchange Agreement between Universal Beverages Holdings Corporation and Altamonte Capital, LLC dated March 31, 2000 (2)

10.9 $50,000 Promissory Note to Roberto and Barbara Rial and Lasse and Eva Moe dated March 31, 2000 (2)

10.10 $500,000 and $100,000 Promissory Note to First National Bank of Blue Island (2)

10.11     $100,000  and  $250,000   Promissory  Note  to  Telcoa   International
          Corporation dated January 11, 2000 (2)

10.12     $150,000  Promissory Note to Clifford Alan Moore dated October 4, 2000
          (1)

10.13     Purchase and Sale Agreement with Bansgrove Limited dated May 23, 2002

10.14     $1,061,103 Promissory Note from Bansgrove Limited  dated May 23, 2002

10.15     Mortgage and Security  Agreement from Bansgrove  Limited dated May 23,
          2002

10.16     Lease Agreement with Bansgrove Limited dated June 1, 2002

10.17     $280,000 Promissory Note to Bansgrove Limited dated January 23, 2003

99.1      Certification of Jonathan Moore Pursuant to 18 U.S.C. Section 1350.

21        Subsidiaries (1)

          Universal Beverages, Inc.

(1)  Contained in the Form SB-2 of the Company filed on February 15, 2001
(2)  Filed as an exhibit to Form 10-KSB of the Company filed on April 17, 2001.

The Company filed the following reports on Form 8-K in the year ended December 31, 2002:
None.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                          AND SUBSIDIARY CERTIFICATIONS

I, Jonathon Moore, certify that:

1. I have reviewed this annual report on Form 10-KSB of Universal Beverages Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       April 15, 2003

By:  /S/    Jonathon Moore
     ----------------------------------------------------
            Jonathon Moore
            Chief Executive Officer and
            Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Universal Beverages Holdings Corporation

                                   By: /s/ Jonathon O. Moore
                                   -------------------------------------------
                                   Jonathon O. Moore, President and Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                            Date
--------------------------------------------------------------------------------

 /s/ Jonathon O. Moore       Director, CEO/President UBHC       April 15, 2003
---------------------------
Jonathon O. Moore

/s/ Cydelle Mendius          Director and President of UBI      April 15, 2003
---------------------------
Cydelle Mendius

/s/ Brian Sieber             Director                           April 15, 2003
---------------------------
Brian Sieber

/s/ Steven Robinson          Director                           April 15, 2003
---------------------------
Steven Robinson

/s/ Clifford Alan Moore      Director                           April 15, 2003
---------------------------
Clifford Alan Moore

/s/ Darl D. Bien             Director                           April 15, 2003
---------------------------
Darl Bien

 /s/ Alan Silverstein        Director                           April 15, 2003
---------------------------
Alan Silverstein