Form 10QSB
period 2003-03-31
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2003-05-20
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

                   (904) 280-7795 (Issuer's telephone number)


       The number of issued and outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2003 was 42,753,571

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheet - (Unaudited)

        Consolidated Statements of Operations - (Unaudited)

        Consolidated Statements of Cash Flows - (Unaudited)

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Certifications

Signatures

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                     Assets


                                                                         2003
                                                                      ----------

Current assets
Cash                                                                  $    2,572
   Accounts receivable, net                                               62,621
   Inventory                                                             175,480
   Prepaid expenses                                                            -
                                                                      ----------
Total current assets                                                     240,673

Property, plant and equipment, net                                     4,469,779
                                                                      ----------

Other assets
   Intangible asset, net                                                 516,742
Other receivables                                                          5,000
Other assets                                                             138,679
                                                                      ----------
Total other assets                                                       660,421
                                                                      ----------

                                                                      $5,370,873
                                                                      ==========




   The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                      Liabilities and Stockholders' Deficit


                                                                                                                            2003
                                                                                                                       -------------


Current liabilities
Accounts payable                                                                                                       $  1,822,586
Accrued expenses                                                                                                          1,024,265
Accrued interest                                                                                                            183,760
Factoring liability                                                                                                          50,000
Advances from factor                                                                                                         99,672
Line of credit - related party                                                                                               72,000
Line of credit - other                                                                                                       50,000
Note payable - related party                                                                                                  7,000
Notes payable - other                                                                                                       518,782
   Capitalized lease obligations                                                                                            159,088
                                                                                                                       ------------
Total current liabilities                                                                                                 3,987,153

Convertible note payable                                                                                                    947,000
Financing obligation                                                                                                      1,368,000
                                                                                                                       ------------
                                                                                                                          2,315,000
                                                                                                                       ------------
Total liabilities                                                                                                         6,302,153

Stockholders' deficit
   Convertible preferred stock, $0.01 par value, 20 million shares authorized, 563,100 shares issued and outstanding,
     redeemable at company's option
     (Liquidation rights $5,631,000 and Redemption rights $6,496,000)                                                         5,631
   Common stock, $0.001 par value, 80 million shares authorized,
     42,753,571 shares issued and  outstanding                                                                               42,755
   Additional paid in capital                                                                                             9,164,701
   Accumulated deficit                                                                                                  (10,144,367)
                                                                                                                       ------------
Total stockholders' deficit                                                                                                (931,280)
                                                                                                                       ------------

                                                                                                                       $  5,370,873
                                                                                                                       ============


   The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                    Three months ended March 31,
                                                       2003            2002
                                                                    (Restated)
                                                     ---------      ----------


Sales, net of discounts and returns                  $ 531,245      $ 230,836
Cost of goods sold                                     409,462        231,296
                                                     ---------      ---------

Gross profit                                           121,783           (460)
                                                     ---------      ---------

Expenses
   General and administrative                           78,790        193,105
   Sales expenses                                       36,843         27,389
   Marketing expenses                                    4,374          5,877
   Consulting and professional fees                     44,548        147,455
   Rent                                                 10,301          5,564
   Depreciation and amortization                        92,248        140,302
                                                     ---------      ---------
                                                       267,104        519,692
                                                     ---------      ---------
Loss from operations                                  (145,321)      (520,152)

Other income/(expenses)
Interest expense                                      (127,640)      (106,735)
Gain from extinguishment of debt                             -        396,952
Litigation settlements                                 220,445         33,459
                                                     ---------      ---------
                                                        92,805        323,676
                                                     ---------      ---------

Loss from continuing operations                      $ (52,516)     $(196,476)
                                                     =========      =========

Loss per common share - basic and diluted            $   (0.00)     $   (0.01)
                                                     =========      =========



   The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                        Three monthe ended March 31,
                                                                                                         2003               2002
                                                                                                                         (Restated)
                                                                                                       ---------          ----------
Cash flows from operating activities:
  Net loss                                                                                             $ (52,516)         $(196,476)
                                                                                                       ---------          ---------

  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                        92,248            140,302
     Compensation in exchange for stock, options and warrants                                                  -            248,227
     Litigation settlements                                                                             (220,445)                 -
     Gain on debt restructure                                                                                  -           (396,952)
     Deferred interest on leases charged to expense                                                            -              2,348
     Deferred loan and financing fees charged to expense                                                  12,501             39,999
     Change in assets and liabilities:
       (Increase) Decrease in accounts receivable                                                        (13,233)            52,701
       Decrease in inventory                                                                               6,168             10,003
       Decrease in prepaid expenses                                                                       10,043              9,397
       Decrease in other assets                                                                                -                400
       (Decrease) increase in accounts payable and accrued expenses                                     (150,751)            14,273
                                                                                                       ---------          ---------
Net cash used in operating activities                                                                   (315,985)           (75,778)
                                                                                                       ---------          ---------

Cash flows from investing activities:
  Cash payments for the purchase of property                                                                   -             (2,675)
                                                                                                       ---------          ---------
Net cash provided by (used in) investing activities                                                            -             (2,675)
                                                                                                       ---------          ---------

Cash flows from financing activities:
  Proceeds from loans and lines of credit                                                                282,000             82,000
  Bank overdraft                                                                                               -              3,758
  Proceeds from factor (net)                                                                              11,000                  -
  Proceeds from factor advances (net)                                                                     24,788                  -
  Principal payments on notes payable                                                                          -            (15,000)
                                                                                                       ---------          ---------
Net cash provided by financing activities                                                                317,788             70,758
                                                                                                       ---------          ---------

Net decrease in cash                                                                                       1,803             (7,695)

Cash, beginning of period                                                                                    769             12,069
                                                                                                       ---------          ---------

Cash, end of period                                                                                    $   2,572          $   4,374
                                                                                                       =========          =========


Supplemental cash flow information:
  Interest paid                                                                                        $ 155,069          $   1,543
                                                                                                       =========          =========


   The accompanying notes are an integral part of these financial statements.

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

Results of Operations

Net sales for the three months ended March 31, 2003 were $531,245, in contrast to $230,836 for the same period in 2002, a 130 % increase. We have restored sales of our Syfo brand products to levels existing during the same period in 2000. We had no non-branded sales for the quarter ended March 31, 2003. Non-branded sales are necessary to defray the significant costs of our Leesburg manufacturing facility. We are in the preliminary stages with several customers to manufacture bottled water products under their labels or brands. We have no assurance these efforts will lead to new business.

We added a new customer in the quarter ended March 31, 2003, Smart & Final of Florida, a club store serving Southern Florida. Smart & Final may provide an outlet for reestablishing and expanding the presence of our non-carbonated branded products.

Gross profit improved significantly to $121,783 for the current quarter as compared to a negative $460 for the same quarter in 2002. The gross profit for the current quarter is 22.9% of sales, compared to a negative 0.2% for the same quarter in 2002. Our raw material component in cost of goods sold improved, decreasing to 55.5% of sales in the current quarter compared to 59.8% of sales in the quarter ended March 31, 2002. Cost of goods sold including direct manufacturing costs, declined to 77.1% of sales for the current quarter from 100.2% of sales in the quarter ended March 31, 2002. Improvements in operating results demonstrate the efforts and abilities of current management and their dedication to rebuilding the company.

General and administrative expense, including shareholders services and taxes, decreased to $78,790 for the current quarter from $193,105 for the quarter ended March 31, of 2002. The decrease in general and administrative expense for the current quarter is primarily attributable to the expense charge for stock issued and included in the quarter ended March 31, 2002.

Sales expense increased 4.5 % to $36,843 for the current period compared to $27,389 for the quarter ended March 31, 2002, reflecting increased freight expense associated with increased shipments of our products.

Marketing expense for the quarter just ended decreased to $4,374 from $5,877 or 25.6%, as a result of a lower level of marketing activity during the period.

Consulting and professional fees decreased 69.8% to $44,548 for the quarter ending March 31, 2003 from $147,455 for the same period a year ago. The higher consulting and professional fees in 2002 were primarily attributable to the expense charge for stock issued during the quarter ended March 31, 2002.

Rent expense for the current quarter increased to $10,301 or 85.1% as compared to $5,564 for the quarter ended March 31, 2002, reflecting the cost associated with the Jacksonville headquarters.

Interest expense increased to $127,640 or 19.6% for the current quarter compared to interest expense of $106,735 for the quarter ended March 31, 2002. Primarily, the increased interest costs are associated with the sale-leaseback transaction for the Leesburg manufacturing plant, accounted for under the financing method. The interest expense recorded for the sale-leaseback was $80,001, which includes lease payments and amortization of the deferred financing fees. The company is in default under the lease for failure to pay rent as required under the terms of the lease. The balance of the interest expense is attributable to other notes and obligations of the company.

Depreciation and amortization expense declined to $92,248 for the current quarter, or 34.3% less than the $140,302 recorded in the quarter ended March 31, 2002. Reduction in depreciation expense resulted from a change in an accounting estimate, using comparable industry standards and anticipated asset lives.

Litigation settlements income of $220,445 was associated with the settlements of various judgments and other liabilities in the current quarter. Similar settlements resulted in income of $33,459 in the quarter ended March 31, 2002. The Company is engaged in ongoing efforts to settle judgments and liabilities for less than their recorded amounts. Our future ability to reach further settlements of these liabilities will be hampered by the lack of cash to tender payments.

Net loss declined to $52,516 for the quarter ended March 31, 2003 as compared to the net loss of $196,476 for the same period in 2002. The loss experienced in this current period improved by 73.3%, compared to the net loss for the same period last year.

Liquidity and Capital Resources

On March 31, 2003 current liabilities exceed current assets by $3,746,480. Current liabilities, including the current portion of long-term debt, were $3,987,153. Of this amount, approximately $1,823,000 was payable to vendors, including approximately $376,000 payable to vendors with whom we conduct business on a current basis. Our long-term liabilities were $2,315,000.

Net cash used in operating activities was $315,985 compared to $75,778 cash used in the same period last year, an increased requirement of $240,207. The primary factor in cash used was the decrease in accounts payable and accrued expenses of $150,751 for the current year compared to an increase of $14,273 for the corresponding period last year. This change reflects settlements with vendors and continued restructuring activities.

Cash flow from financing  activities  included loan proceeds used to settle past
due  debts  and  refinance   obligations   associated  with  the  sale-leaseback
obligation.

Our goal is to reduce our current liabilities, increase our current assets and achieve a positive working capital. We still have a substantial amount of past due vendor payables, defaults to lenders, vendors, suppliers, judgment holders, and other debts.

We are currently seeking short-term financing and accommodations to restructure or extend our indebtedness. Without such financing our ability to continue operations is in doubt.

Critical Accounting Policies:

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

Property, Plant and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 7 - 25 years. Major expenditures for property acquisitions, and those expenditures that substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

The company continually evaluates the carrying value of fixed assets to determine whether there are any impairment losses. If indicators of impairment are present in fixed assets used in operations, and future cash flows are not expected to be sufficient to recover the asset's carrying amount, an impairment loss would be charged to expense in the period identified.

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

The company continually evaluates the carrying value of intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the asset's carrying amount, an impairment loss would be charged to expense in the period identified.

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

Item 3. Controls and Procedures.

(a)     Evaluation of disclosure controls and procedures.  As  required  by Rule
        ------------------------------------------------
13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who serves as the principal executive officer) and Controller (who serves as the principal financial and accounting officer). Based upon that evaluation, the Company's Chairman and Controller have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b)     Changes in internal control.  There have  been no  changes  in  internal
        ---------------------------
controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Restatement of period ended March 31, 2002:

During the period ended March 31, 2002, the Company issued common stock as employees' bonuses, as compensation for consulting fees and as interest expense for financing agreements. These charges resulted in $1,241,135 reported as operating expenses instead of $248,227 as corrected at December 31, 2002. In addition, the Company issued stock to extinguish certain outstanding debt reported as a gain of $309,598 instead of $396,952 as corrected. The Company reassessed these transactions and revalued the stock as of the date of the transactions. Accordingly, the Company recognized a net loss of $196,476 instead of the previously reported net loss of $1,276,738 for the period ended March 31, 2002.

This restatement is summarized as follows:

                                                        As Originally
                                                          Reported                 As Restated
                                                       March 31, 2002            March 31, 2002
                                                       --------------            --------------

         General and administrative expenses           $      644,105           $       193,105

         Consulting and professional fees              $      681,363           $       147,455

         Interest income (expense)                     $     (114,735)          $      (106,735)

         Gain from extinguishment of debt              $      309,598           $       396,952

         Net loss                                      $   (1,276,738)          $      (196,476)

         Accumulated deficit                           $   (8,813,136)          $    (9,009,612)

         Loss per common share                         $        (0.08)          $         (0.01)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.          Exhibits

27.1     Financial Data Schedule

99.1. Certification of Periodic Reports by Chairman

99.2. Certification of Periodic Reports by Controller


B. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    UNIVERSAL BEVERAGES HOLDINGS
                                                    CORPORATION


                                                    By /s/  Jonathon Moore
Date: May 20, 2003                                  ----------------------------
                                                    Jonathon Moore
                                                    President and Chairman



                                                     By /s/ G. William Gearheart
Date: May 20, 2003                                   ---------------------------
                                                     G. William Gearheart
                                                     Controller

CERTIFICATIONS

I, Jonathon Moore, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Beverages Holdings Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     By /s/ Jonathon Moore
Date: May 20, 2003                                   ---------------------------
                                                     Jonathon Moore
                                                     President and Chairman

I, G. William Gearheart, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Beverages Holdings Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     By /s/ G. William Gearheart
Date: May 20, 2003                                   ---------------------------
                                                     G. William Gearheart
                                                     Controller