Form 10QSB/A
period 2003-03-31
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2003-05-21
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003



NOTE 1 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2002.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 10- KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of operating results to be expected for a full year.

The  accompanying   consolidated  condensed  financial  statements  include  the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Certain   reclassifications   were  made  to  the  2002  consolidated  financial
statements in order for the presentation to conform to the 2003 consolidated financial statement presentation.


NOTE 2 RESTATEMENT

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

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003

NOTE 2 RESTATEMENT - continued

This restatement is summarized as follows:

                                               As Originally
                                                 Reported        As Restated
                                              March 31, 2002     March 31, 2002
                                              --------------     --------------

General and administrative expenses           $   644,105         $   193,105

Consulting and professional fees              $   681,363         $   147,455

Interest income (expense)                     $  (114,735)        $  (106,735)

Gain from extinguishment of debt              $   309,598         $   396,952

Net loss                                      $(1,276,738)        $  (196,476)

Accumulated deficit                           $(8,813,136)        $(9,009,612)

Loss per common share                         $     (0.08)        $     (0.01)


NOTE 3 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2002 and 2001, the Company showed operating losses of $1,278,715 and $3,254,215, respectively, and a stockholders' deficit of $878,764 at December 31, 2002. The accompanying financial statements indicate that current liabilities exceed current assets by $3,746,480 for the period ended March 31, 2003.

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