Form 10QSB
period 2003-06-30
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2003-08-14
CIK 1057909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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


       The number of issued and outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2003 was 42,753,571

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                           No.
Item 1.  Financial Statements:

         Consolidated Balance Sheet - (Unaudited) .......................   1

         Consolidated Statements of Operations - (Unaudited) ............   3

         Consolidated Statements of Cash Flows - (Unaudited) ............   5

         Notes to Consolidated Financial Statements .....................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................   8

Item 3.  Controls and Procedures ........................................  12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................  13

Item 2.  Changes in Securities ..........................................  13

Item 3.  Defaults Upon Senior Securities ................................  13

Item 4.  Submission of Matters to a Vote of Security Holders ............  13

Item 5.  Other Information ..............................................  13

Item 6.  Exhibits and Reports on Form 8-K ...............................  15

Certifications

Signatures

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2003



                                     Assets

Current assets
Cash                                                                  $    7,811
   Accounts receivable, net                                               97,506
   Inventory                                                             184,951
   Prepaid expenses                                                        1,627
                                                                      ----------
Total current assets                                                     291,895

Property, plant and equipment, net                                     4,394,369
                                                                      ----------

Other assets
   Intangible asset, net                                                 504,742
Other receivables                                                          5,000
Other assets                                                             126,578
                                                                      ----------
Total other assets                                                       636,320
                                                                      ----------

                                                                      $5,322,584
                                                                      ==========













   The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2003


                      Liabilities and Stockholders' Deficit


Current liabilities
Accounts payable                                                                 $  1,892,225
Accrued expenses                                                                    1,110,072
Accrued interest                                                                      243,389
Factoring liability                                                                    63,324
Advances from factor                                                                   85,896
Line of credit - related party                                                         70,000
Line of credit - other                                                                 50,000
Note payable - related party                                                            7,000
Notes payable - other                                                                 518,782
   Capitalized lease obligations                                                      159,088
   Financing obligation                                                             1,368,000
                                                                                 ------------
Total current liabilities                                                           5,567,776

Convertible note payable                                                              947,000

                                                                                 ------------
Total liabilities                                                                   6,514,776

Stockholders' deficit
   Convertible preferred stock, $0.01 par value, 20 million shares authorized, 563,100 shares issued and outstanding,
      redeemable at company's option.
     (Liquidation rights $5,631,000 and Redemption rights $6,496,000)                   5,631
   Common stock, $0.001 par value, 80 million shares authorized,
     42,753,571 shares issued and outstanding.                                         42,755
   Additional paid in capital                                                       9,164,701
   Accumulated deficit                                                            (10,405,279)
                                                                                 ------------
Total stockholders' deficit                                                        (1,192,192)
                                                                                 ------------

                                                                                 $  5,322,584
                                                                                 ============



   The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                            Three months ended June 30,              Six months ended June 30,
                                                           2003                 2002                 2003                2002
                                                     -----------------    -----------------     ----------------    ----------------
                                                                                                                      (Restated)


Sales, net of discounts and returns                  $        630,508     $        438,220      $     1,161,753     $       669,056
Cost of goods sold                                            479,537              336,632              888,999             567,928
                                                     -----------------    -----------------     ----------------    ----------------

Gross profit                                                  150,971              101,588              272,754             101,128
                                                     -----------------    -----------------     ----------------    ----------------

Expenses
   General and administrative                                  97,364               91,368              176,154             284,473
   Sales expenses                                              60,184               28,019               97,027              55,408
   Marketing expenses                                           4,750                4,288                9,125              10,165
   Consulting and professional fees                            27,602               32,761               72,150             180,216
   Rent                                                         9,951                8,253               20,252              13,817
   Depreciation and amortization                               92,100              140,429              184,348             280,731
                                                     -----------------    -----------------     ----------------    ----------------
                                                              291,951              305,118              559,056             824,810
                                                     -----------------    -----------------     ----------------    ----------------
Loss from operations                                         (140,980)            (203,530)            (286,302)           (723,682)

Other income/(expenses)
Interest expense                                             (126,195)             (97,353)            (253,835)           (204,089)
Gain from extinguishment of debt                                    -                    -                    -             396,952
Litigation settlements                                           6,263              84,635             226,709             118,094
                                                     -----------------    -----------------     ----------------    ----------------
                                                             (119,932)             (12,718)             (27,126)            310,957
                                                     -----------------    -----------------     ----------------    ----------------

Net loss                                             $       (260,912)    $       (216,248)     $      (313,428)    $      (412,725)
                                                     =================    =================     ================    ================

Loss per common share - basic and diluted            $          (0.01)    $          (0.01)     $         (0.01)    $         (0.01)
                                                     =================    =================     ================    ================



   The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           Six months ended June 30,
                                                                                        2003                      2002
                                                                                 --------------------      --------------------
                                                                                                               (Restated)

Cash flows from operating activities:
  Net loss                                                                       $          (313,428)      $          (412,725)
                                                                                 --------------------      --------------------

  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                           184,348                   280,731
     Compensation in exchange for stock, options and warrants                                      -                   248,227
     Litigation settlements                                                                 (226,709)                 (118,094)
     Gain on debt restructure                                                                      -                  (396,952)
     Deferred interest on leases charged to expense                                                -                     4,694
     Deferred loan and financing fees charged to expense                                      25,002                    70,826
     Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                            (48,118)                   59,146
       Decrease (increase) in inventory                                                       (3,303)                   58,477
       Decrease (increase) in prepaid expenses                                                 8,416                   (11,393)
       Decrease (increase) in other assets                                                      (400)                      401
       Increase  in accounts payable and accrued expenses                                     71,531                    94,270
                                                                                 --------------------      --------------------
Net cash used in operating activities                                                       (302,661)                 (122,392)
                                                                                 --------------------      --------------------

Cash flows from investing activities:
  Cash payments for the purchase of property                                                  (5,633)                   (2,675)
                                                                                 --------------------      --------------------
Net cash used in investing activities                                                         (5,633)                   (2,675)
                                                                                 --------------------      --------------------

Cash flows from financing activities:
  Proceeds from loans                                                                        280,000                   137,000
  Proceeds from factor (net)                                                                  24,324                         -
  Proceeds from factor advances (net)                                                         11,012                         -
  Principal payments on notes payable                                                              -                   (15,000)
                                                                                 --------------------      --------------------
Net cash provided by financing activities                                                    315,336                   122,000
                                                                                 --------------------      --------------------

Net increase (decrease) in cash                                                                7,042                    (3,067)

Cash, beginning of period                                                                        769                    12,069
                                                                                 --------------------      --------------------

Cash, end of period                                                              $              7,811      $             9,002
                                                                                 ====================      ====================


   The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                         Six months ended June 30,
                                                                                                        2003                 2002
                                                                                                      ---------           ----------
                                                                                                               (Restated)
Supplemental cash flow information:
  Interest paid                                                                                       $ 221,111           $   44,060
                                                                                                      =========           ==========

Noncash investing and financing activities:
  Conversion of trade account payable to note payable                                                 $      --           $  947,000
                                                                                                      =========           ==========

  Conversion of note payable and accrued interest to equity                                           $      --           $  418,764
                                                                                                      =========           ==========

  Sale-leaseback financing obligation refinancing various liabilities                                 $      --           $1,368,000
                                                                                                      =========           ==========












   The accompanying notes are an integral part of these financial statements.

                    UNIVERSAL BEVERAGES HOLDINGS CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2003



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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

The  accompanying   consolidated  condensed  financial  statements  include  the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

This restatement is summarized as follows:

                                                                                                           As Restated
                                                                                                           -----------
                                                                      As Originally              For the                 For the
                                                                        Reported              Quarter Ended             Six Months
                                                                     March 31, 2002           March 31, 2002           June 30, 2002
                                                                     --------------           --------------           -------------

General and administrative expenses                                  $    644,105             $    193,105             $    284,473

Consulting and professional fees                                     $    681,363             $    147,455             $    180,216

Interest income (expense)                                            $   (114,735)            $   (106,735)            $   (204,089)

Gain from extinguishment of debt                                     $    309,598             $    396,952             $    396,952

Net loss                                                             $ (1,276,738)            $   (196,476)            $   (412,725)

Accumulated deficit                                                  $(10,089,874)            $ (9,009,613)            $ (9,225,861)

Loss per common share                                                $      (0.08)            $      (0.01)            $      (0.01)


NOTE  3  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the six months ended June 30, 2003 and for the year ended December 31, 2002, the Company showed operating losses of $313,428 and $1,278,715, respectively, and a stockholders' deficit of $1,192,192 and $878,764, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $5,275,881 for the period ended June 30, 2003.

The Company is involved in various lawsuits relating to default payments on purchases and loans, among other matters, the outcomes of which are still pending. Liability resulting from pending litigation, even if limited to the liability accrued in the financial statements, may have a materially adverse effect on the Company's ability to continue as a going concern.

The Company is in default under its lease for its Leesburg manufacturing plant for failure to pay rent as required under the terms of the lease. Default under the lease, if it remains uncured, could result in termination of the lease. If the lease is terminated, the Company would likely be unable to continue as a going concern.

The Company's negative working capital, recurring losses from operations, pending litigations, and defaults under the Company's contractual agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital, and compromising outstanding liabilities at a discount, which may include issuance of equity in satisfaction of debt obligations. The Company is pursuing private label and co-packing market opportunities to supplement increased private label business and utilize excess plant capacity. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key in the Company's future success.

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

Results of Operations

Net sales for the three months ended June 30, 2003 were $630,508, in contrast to $438,220 for the same period in 2002, a 43.9% increase. Net sales for the six months ended June 30, 2003 were $1,161,753 compared to $669,056 during the same period in 2002, an increase of $492,697 or 73.6%. We have restored sales of our Syfo brand products to levels existing during the same period in 2000. We had no significant non-branded sales for the six months ended June 30, 2003. Non-branded sales are necessary to defray the significant costs of our Leesburg manufacturing facility. We are in the preliminary stages with several potential customers to manufacture bottled water products under their labels or brands. We have no assurance these efforts will be successful.

Gross profit improved to $150,971 for the current period as compared to $101,588 for the same period in 2002, an increase of $49,383 or 48.6%. The gross profit for the current quarter is 23.9% of sales, compared to 23.2% for the same quarter in 2002. Our raw material component in cost of goods sold represented 55.1% of sales in the current quarter compared to 54.3% of sales in the quarter ended June 30, 2002, indicating a slight increase in raw material purchase costs. Cost of goods sold including direct manufacturing costs, was 76.1% of sales for the current quarter compared to 76.8% of sales in the same quarter last year. For the six months period ended June 30, 2003, gross profit was $272,754, or 23.5%, compared to $101,128, or 15.1%, for the period ended June 30, 2002. This represents an improvement of $171,626, or 169.7% over last year for the six months period. Improvements in operating results are primarily attributable to increased sales and reflect the efforts and abilities of current management, and their success in rebuilding the Company's sales.

General and administrative expense, including shareholders services and taxes, increased to $97,364 for the current quarter from $91,368 for the quarter ended June 30, 2002. The general and administrative expense for the six months ended June 30, 2003 was $176,154, or $108,319 less than the $284,473 for the same period last year, a decrease of 38.1%. The higher general and administrative expense for the same period in 2002 is primarily attributable to the expense charge for stock issued and included in the three months ended March 31, 2002.

Sales expense increased to $60,184, or 9.5% of sales, for the current period compared to $28,019, or 6.4% of sales, for the quarter ended June 30, 2002, reflecting increased freight expense associated with increased shipments of our products and increased accrued compensation expense. Sales expense for the current six months period was $97,027 compared to $55,408 for the same period in

2002, an increase of $41,619. For the six months period, sales expense represented 8.4% and 8.3% of sales for 2003 and 2002, respectively.

Marketing expense for the quarter just ended increased slightly to $4,750 from $4,288, or 10.8%. For the current six months, marketing expense was $9,125 compared to $10,165 for the same period ended June 30, 2002, or 10.2% less. Both years reflect low levels of marketing activity.

Consulting and professional fees decreased 15.7% to $27,602 for the quarter ending June 30, 2003 from $32,761 for the same period last year. For the six months period, consulting and professional fees decreased to $72,150 for the current year to date compared to $180,216 for the previous period, a decrease of $108,066, or 60.0%. The higher consulting and professional fees in 2002 were primarily attributable to the expense charge for stock issued during the quarter ended March 31, 2002.

Rent expense for the current quarter increased to $9,951 as compared to $8,253 for the quarter ended June 30, 2002, reflecting the cost associated with the Jacksonville headquarters. Rent expense for the six months ended June 30, 2003 was $20,252, an increase of $6,435 over the rent expense of $13,817 for the six months period last year.

Depreciation and amortization expense declined to $92,100 for the current quarter, or 34.4% less than the $140,429 estimated for the quarter ended June 30, 2002. For the six months period, depreciation and amortization expense decreased $96,383 to $184,348 from $280,731 for the same period last year.
Reduction in depreciation expense resulted from a change in an accounting estimate, using comparable industry standards and anticipated asset lives.

Loss from operations of $140,980 represented a 30.7% improvement over the $203,530 loss from operations for the same quarter last year. The improvement is mainly attributable to increased sales and gross margin, and decreased depreciation estimates in the period. For the six months ended June 30, 2003, loss from operations was $286,302 compared to the restated $736,682 for last year's six months period, an improvement of 60.4%.

Interest expense increased to $126,195, or 20.0% of sales, for the current quarter compared to interest expense of $97,353, or 22.2% of sales, for the quarter ended June 30, 2002. Interest expense for the six months ended June 30, 2003 was $253,835 compared to $204,089, an increase of 24.4%. Interest expense represented 21.8% and 30.5% of sales for the six months ended June 30, 2003 and 2002, respectively. The increased interest costs are primarily associated with the sale-leaseback transaction for the Leesburg manufacturing plant, accounted for under the financing method. The interest expense recorded for the sale-leaseback was $75,500 and $80,000, for the current three and six months ended June 30, 2003, respectively, including lease payments and amortization of the deferred financing fees. The Company is in default under the lease for failure to pay rent as required under the terms of the lease. The balance of the interest expense is attributable to other notes and obligations of the Company, including trade receivables factoring fee payments.

Litigation settlements income of $6,263 was associated with the settlements of various judgments and other liabilities in the current quarter. Similar settlements resulted in income of $84,635 in the quarter ended June 30, 2002. For the six months ended June 30, 2003, litigation settlements income was

$226,709, an increase of $108,615, or 92.0% over the same period last year. The Company is engaged in ongoing efforts to settle judgments and liabilities for less than their recorded amounts. Our future ability to reach further settlements of these liabilities will be hampered by the lack of cash to tender payments.

Net loss increased to $260,912 for the quarter ended June 30, 2003 as compared to the net loss of $216,248 for the same period in 2002. The net loss for the current period increased by 20.7% compared to the net loss for the same period last year. Net loss for the six months ended June 30, 2003 was $313,428 compared to the restated $412,725 for the same period last year, an improvement of 24.1%.

Liquidity and Capital Resources

On June 30, 2003 current liabilities exceed current assets by $5,275,881. Current liabilities, including the current portion of long-term debt, were $5,567,776. Of this amount, approximately $1,892,000 was payable to vendors and $1,110,000 was accrued expenses. The sale-leaseback recorded as a financing obligation was reclassified to current liabilities in the current period ended June 30, 2003. Our long-term liabilities were $947,000.

For the six months ended June 30, 2003, net cash used in operating activities was $302,661 compared to $122,392 cash used in the same period last year, an increased requirement of $180,269. Cash used in operating activities reflects settlements with vendors and continued restructuring activities. Also, current operations require payments in advance for critical raw materials.

Cash flows from investing activities are limited to purchases of equipment upgrades necessary for new sales products specifications or other support assts. The current period purchase was $5,633 compared to $2,675 last year.

Cash flow from financing  activities  included loan proceeds used to settle past
due  debts  and  refinance   obligations   associated  with  the  sale-leaseback
obligation, and factoring of the Company's accounts receivable.

Our goal is to reduce our current liabilities, increase our current assets and achieve a positive working capital. We still have a substantial amount of past due vendor payables, defaults to lenders, vendors, suppliers, judgment holders, and other debts.

We are currently seeking short-term financing and accommodations to restructure or extend our indebtedness. Without such financing our ability to continue operations remains in doubt.

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

Forward-Looking Statements

The above management's discussion and analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 relating to increased sales and business plans; adjustments in costs of goods sold expected to occur; our ability to solve our working capital needs and liquidity; legal and regulatory conditions and changes; the effect of the Company's accounting policies; and our ability to compete. In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward-looking statements. Some or all of these forward-looking statements may not occur. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include the following: a continuation of our lack of positive cash flow from operations; our inability to identify, hire, train, motivate and retain highly qualified management and other key personnel; loss of any significant customer in our market place; our ability to reach an accommodation with our creditors and preferred shareholders; and ability to efficiently install and operate our bottle making facility. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  Controls and Procedures.

(a)      Evaluation  of  disclosure controls and procedures. As required by Rule
         --------------------------------------------------
13a-15 under the  Securities  Exchange  Act of 1934 (the  "Exchange  Act"),  the
Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by the quarterly report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who serves as the principal executive officer and principal financial officer). Based upon that evaluation, the Company's Chairman and management concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b)      Changes  in  internal  control. There  have been no changes in internal
         ------------------------------
controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are required to make quarterly dividend payments to our Series B and Series C preferred shareholders. We are in arrears on those payments and certain of the Company's preferred shareholders have declared default. The total dividend per year is $432,500 and $130,600 for Series B and C, respectively. Approximately $1,200,000 and $425,000 cumulative dividend payments are in arrearage for Preferred Series B and C, respectively, for a total of $1,625,000, through July 10, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company's management and the Board of Directors are considering the issuance of restricted common stock in satisfaction of certain trade payables and accrued expenses.

In conjunction with its ongoing efforts to reduce current liabilities, the Company will seek to issue restricted common stock for certain accounts payable and accrued expenses, including salaries and other reimbursements. This action may, or may not, have a significantly adverse impact on the Company's equity market securities. Restricted stock is defined as equity securities for which sale is restricted in terms of time held, and number of shares that can be traded in the market of the security. In the Company's opinion, restricted securities constitute securities for which market quotations are not readily available for valuation purposes; hence, the Company will obtain an updated stock valuation, or use other sources to determine the most readily available fair value for the shares that may be issued.

On May 14, 2002, the Company executed a $947,000 convertible promissory note payable with a vendor, extinguishing an outstanding trade accounts payable. The vendor has continued to make product available to the Company on favorable terms and, as additional security for the convertible promissory note and in consideration of continued supply of product on favorable terms, the Company may be required to execute a security agreement in favor of this vendor prior to the current year-end, December 31, 2003.

At any time after October 21, 2003, Series C Preferred Stockholders have the right to convert, in whole or in part, these preferred shares based on the common stock price on the date preceding the conversion. The lower the price of our common stock, the more shares of common stock which will be issued upon conversion. Any such conversion could have a significantly negative impact on the Company's equity market securities.


The Company restated the financial statements for the three months ended March 31, 2002 and six months ended June 30, 2002.

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

This restatement is summarized as follows:

                                                                      As Originally                        As Restated
                                                                                                           -----------
                                                                        Reported                1 Qtr 2002                 YTD
                                                                     March 31, 2002           March 31, 2002           June 30,2002
                                                                     --------------           --------------           -------------

General and administrative expenses                                  $    644,105             $    193,105             $    284,473

Consulting and professional fees                                     $    681,363             $    147,455             $    180,216

Interest income (expense)                                            $   (114,735)            $   (106,735)            $   (204,089)

Gain from extinguishment of debt                                     $    309,598             $    396,952             $    396,952

Net loss                                                             $ (1,276,738)            $   (196,476)            $   (412,725)

Accumulated deficit                                                  $(10,089,874)            $ (9,009,613)            $ (9,225,861)

Loss per common share                                                $      (0.08)            $      (0.01)            $      (0.01)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.          Exhibits

27.1    Financial Data Schedule

31.0 Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) and Rule 15d-15(e)

32.1.   Certification of Periodic Reports by Chairman

32.2.   Certification of Periodic Reports by Controller


B.          Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNIVERSAL BEVERAGES HOLDINGS
                                            CORPORATION


                                            By /s/  Jonathon Moore
Date: August 14, 2003                       ------------------
                                            Jonathon Moore
                                            President and Chairman



                                            By /s/ G. William Gearheart
Date: August 14, 2003                       ---------------------------
                                            G. William Gearheart
                                            Controller