Form 10QSB
period 2003-09-30
UNIVERSAL BEVERAGES HOLDINGS CORP
filed 2004-04-19
CIK 1057909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Commission file number: 0-13118

UNIVERSAL BEVERAGES HOLDINGS CORPORATION

(Exact name of small business issuer as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0805935 (I.R.S. Employer Identification Number)

1548 The Green’s Way, Suite 1
Jacksonville Beach, FL 32250
(Address of principal executive offices)

(904) 280-7795
(Issuer’s telephone number)

The number of issued and outstanding shares of the issuer’s common stock,
$0.001 par value, as of September 30, 2003 was 42,753,571

UNIVERSAL BEVERAGES HOLDINGS CORPORATION

UNIVERSAL BEVERAGES HOLDINGS CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2003

Assets

Current assets
Cash	$3,099
Accounts receivable, net	72,671
Inventory	176,875
Prepaid expenses	0

Total current assets	252,645

Property, plant and equipment, net	3,982,307

Other assets
Intangible asset, net	492,742
Other receivables	5,000
Other assets	55,077

Total other assets	552,819

$4,787,771

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BEVERAGES HOLDINGS CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2003

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,907,443
Accrued expenses	1,141,375
Accrued interest	321,594
Factoring liability	45,309
Advances from factor	72,000
Line of credit - related party	68,264
Line of credit - other	50,000
Note payable - related party	10,000
Notes payable - other	518,782
Capitalized lease obligations	159,088
Financing obligation	1,368,000

Total current liabilities	5,661,855

Convertible note payable	947,000

Total liabilities	6,608,855

Stockholders’ deficit
Convertible preferred stock, $0.01 par value, 20 million shares authorized, 563,100 shares issued and outstanding, redeemable at company’s option. (Liquidation rights $5,631,000 and Redemption rights $6,496,000 )	5,631
Common stock, $0.001 par value, 80 million shares authorized, 42,753,571 shares issued and outstanding.	42,755
Additional paid in capital	9,164,701
Accumulated deficit	(11,034,171)

Total stockholders’ deficit	(1,821,084)

$4,787,771

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BEVERAGES HOLDINGS CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

				(Restated)
Sales, net of discounts and returns	$572,573	$447,307	$1,734,326	$1,116,363
Cost of goods sold	427,898	336,150	1,316,897	904,078

Gross profit	144,675	111,157	417,429	212,285

Expenses
General and administrative	114,241	78,116	290,395	362,589
Sales expenses	47,660	39,549	144,687	94,957
Marketing expenses	145	2,052	9,270	12,217
Consulting and professional fees	23,900	49,612	96,049	229,828
Rent	10,026	8,667	30,278	22,484
Impairment of long lived assets	392,112	—	392,112	—
Depreciation and amortization	92,100	140,850	276,448	421,581

	680,184	318,846	1,239,239	1,143,656

Loss from operations	(535,509)	(207,689)	(821,810)	(931,371)

Other income/(expenses)
Interest expense	(117,181)	(113,955)	(371,016)	(318,044)
Gain from extinguishment of debt	—	—	—	396,952
Litigation settlements	23,798	95,276	250,506	213,370

	(93,383)	(18,679)	(120,510)	292,278

Net loss	$(628,892)	$(226,368)	$(942,320)	$(639,093)

Loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BEVERAGES HOLDINGS CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

	2003	2002

		(Restated)
Cash flows from operating activities:
Net loss	$(942,320)	$(639,093)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,448	421,582
Compensation in exchange for stock, options and warrants	—	248,227
Litigation settlements	(250,506)	(213,191)
Loss on impairment of long lived assets	333,112	—
Gain on debt restructure	—	(396,952)
Deferred interest on leases charged to expense	—	7,042
Deferred loan and financing fees charged to expense	37,503	83,327
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(23,283)	31,524
Decrease (increase) in inventory	4,773	45,563
Decrease (increase) in prepaid expenses	10,043	(1,142)
Decrease (increase) in other assets	58,600	(12,924)
Increase in accounts payable and accrued expenses	219,111	200,173

Net cash used in operating activities	(276,519)	(225,864)

Cash flows from investing activities:
Cash payments for the purchase of property	(5,840)	(2,675)

Net cash used in investing activities	(5,840)	(2,675)

Cash flows from financing activities:
Proceeds from loans	290,500	137,000
Proceeds from factor (net)	6,309	45,772
Proceeds from (payments to) factor for advances (net)	(2,884)	62,632
Principal payments on notes payable	(9,236)	(17,000)

Net cash provided by financing activities	284,689	228,404

Net increase (decrease) in cash	2,330	(135)

Cash, beginning of period	769	12,069

Cash, end of period	$3,099	$11,934

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BEVERAGES HOLDINGS CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

	2003	2002

		(Restated)
Supplemental cash flow information:
Interest paid	$247,587	$43,765

Noncash investing and financing activities:
Conversion of trade account payable to note payable	$—	$947,000

Conversion of note payable and accrued interest to equity	$—	$418,764

Sale-leaseback financing obligation refinancing various liabilities	$—	$1,368,000

The accompanying notes are an integral part of these financial statements.

UNIVERSAL BEVERAGES HOLDINGS CORPORATION
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2003

NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2002.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company’s audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 10- KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Certain reclassifications were made to the 2002 consolidated financial statements in order for the presentation to conform to the 2003 consolidated financial statement presentation.

NOTE 2   RESTATEMENT

During the period ended March 31, 2002, the Company issued common stock as employees’ bonuses, as compensation for consulting fees, and as interest expense for financing agreements. These charges resulted in $1,241,135 reported as operating expenses instead of $248,227 as corrected at December 31, 2002. In addition, the Company issued stock to extinguish certain outstanding debt reported as a gain of $309,598 instead of $396,952 as corrected. The Company reassessed these transactions and revalued the stock as of the date of the transactions. Accordingly, the Company recognized a net loss of $196,476 instead of the previously reported net loss of $1,276,738 for the period ended March 31, 2002.

This restatement is summarized as follows for the nine months ended September 30, 2002:

	As Originally Reported	As Restated

General and administrative expenses	$854,224	$362,589

Consulting and professional fees	$763,736	$229,828

Interest income (expense)	$(326,043)	$(318,044)

Gain from extinguishment of debt	$309,598	$396,952

Net loss	$(1,719,355)	$(639,093)

Loss per common share	$(0.05)	$(0.02)

Accumulated deficit	$(10,532,491)	$(9,452,229)

NOTE 3   LOSS ON IMPAIRMENT

The Company believes its continuing inability to convert certain long-lived assets constitutes a “significant adverse change in the extent or manner in which. . . ” the asset (or asset group) is being used, which is an indicator requiring a recoverability test under SFAS 144.

In its impairment review, the Company considered the time that has elapsed since the equipment was purchased, the investment required to place the equipment in use, previously sold equipment, and the lack of liquidity and going concern issues. Also, more likely than not, these conditions may have impacted the market price and physical condition of the equipment, and further increased the cost to put it into operations.

After giving consideration to the various factors, and indicators of impairment, the Company has reviewed the facts and circumstances and estimated a loss for impairment on long lived assets held for future use of $333,112 included in the financial statements loss from continuing operations.

The Company also tested the other asset for deposits on equipment for impairment and has recognized a loss for impairment of $59,000. These deposits were made for equipment ordered, but not received. The Company does not have the resources to obtain refunds of the deposits, or pursue other methods of recovery of the deposits and has deemed them unrecoverable. More likely than not, a portion of this deposit was an error in fixed asset accounting that has been carried forward and discovered after further testing of the asset base.

The loss for impairment recognized in continuing operations for the quarter ended September 30, 2003 totals $392,112.

NOTE 4   GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the nine months ended September 30, 2003 and for the year ended December 31, 2002, the Company showed operating losses of $550,208 and $1,278,715, respectively, and a stockholders’ deficit of $1,428,972 and $878,764, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $5,409,210 for the period ended September 30, 2003.

The Company is involved in various lawsuits relating to default payments on purchases and loans, among other matters, the outcomes of which are still pending. Liability resulting from pending litigation, even if limited to the liability accrued in the financial statements, may have a materially adverse effect on the Company’s ability to continue as a going concern.

The Company is in default under its lease for its Leesburg manufacturing plant for failure to pay rent as required under the terms of the lease. Default under the lease, if it remains uncured, could result in termination of the lease. If the lease were terminated, the Company would likely be unable to continue as a going concern.

The Company’s negative working capital, recurring losses from operations, pending litigations, and defaults under the Company’s contractual agreements and short-term loans raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters includes raising working capital, and compromising outstanding liabilities at a discount, which may include issuance of equity in satisfaction of debt obligations. The Company is pursuing private label and co-packing market opportunities to supplement increased private label business and utilize excess plant capacity. The support of the Company’s vendors, customers, lenders, stockholders and employees will continue to be key to the Company’s future success.

NOTE 5   SUBSEQUENT EVENTS

Unregistered Restricted (Rule 144) Securities Issued

On October 14, 2003, the Board of Directors authorized the issuance of 14,400,000 shares of restricted (Rule 144) common stock in exchange for the accrued but unpaid compensation as of June 30, 2003 to officers and directors who are active in daily operations and related parties. Accordingly, unpaid accrued salaries expense would be satisfied in the total amount of $155,370. The transactions are pending completion of settlement details and documentation necessary to effect the transaction.

On October 14, 2003, the Board of Directors authorized the granting of restricted (Rule 144) common stock not to exceed 2,400,000 shares to qualified key employees for past services rendered. Management will determine employees to receive awards and submit final recommendations to the Board for approval at a subsequent meeting.

On October 14, 2003, the Board authorized the issuance of 2,500,000 shares of restricted (Rule 144) common stock to a director and related party. As a previous creditor, the director had satisfied certain unrecorded and unpaid obligations of the Company in 2002. The transaction is pending completion of documentation necessary to release the Company from further consideration and other documentation to effect the transaction.

On October 14, 2003, the Board authorized the issuance of 2,500,000 shares of restricted (Rule 144) common stock to an accredited investor in consideration of 5,000 shares of Series D Convertible Preferred, which were not issued on March 31, 2000, but were required as collateral in a convertible preferred stock exchange agreement. The transaction is pending completion of documentation necessary to release the Company from further consideration and other documentation to effect the transaction.

On October 14, 2003, the Board authorized the issuance of 5,500,000 shares of restricted (Rule 144) common stock to the landlord and holder of the sales-leaseback agreement, which is in default. The shares will be issued in satisfaction of past due rental payments approximately $55,000 and in consideration of a forbearance through December 1, 2003. The transaction is pending completion of documentation necessary to effect the transaction.

Legal Proceedings

On December 30, 2003, Buckeye Retirement LLC LTD as successor to Republic Security Bank obtained a judgment against Universal Beverages Inc. in the amount of $161,000. Universal filed for and was granted a motion to stay the judgment pending further hearing. The judgment has been stayed and the Company expects that the judgment will be set aside following a hearing on the merits of the Company’s defenses.

Syfo Beverage Company Florida, Inc., an unrelated company, Universal Beverages Inc., and Jonathan O. Moore, an individual, are defendants in a suit filed on April 12, 2000.

On January 20, 2004, Sarah Sharp, a legal service provider, filed a writ of garnishment on Publix Super Markets in the amount of $4,378.18 and interest of $8,577.44. The Company is contesting the garnishment. The garnishment derives from a default judgment against the Company entered in July 2001 for $68,378.18. Universal had made payments totaling $64,000 under the judgment. The Company is evaluating an action for the refund of monies previously paid to Sharp in satisfaction of the judgment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations is based upon the financial statements contained in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. At the end of the section there is a description of those forward-looking statements and the risks and uncertainties.

Results of Operations

Net sales for the three months ended September 30, 2003 were $572,573, in contrast to $447,307 for the same period in 2002, a 28.0% increase. Net sales for the nine months ended September 30, 2003 were $1,734,326 compared to $1,116,363 during the same period in 2002, an increase of $617,983 or 55.4%. We had no significant non-branded sales for the nine months ended September 30, 2003. Non-branded sales are necessary to defray the significant costs of our Leesburg manufacturing facility. We have no assurance our efforts in generating such sales will be successful. Discounts and allowances deduction was $19,887, or 3.5% of sales, and $17,086, or 3.8% of sales for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, discounts and allowances deduction was $49,993, or 2.9% of sales, and $33,540, or 3.0% of sales, respectively.

Cost of goods sold including direct manufacturing costs, was $427,898, or 74.7% of sales, for the current quarter compared to $336,150, or 75.1% of sales, in the same quarter last year. Cost of goods sold for the nine months ended September 30, 2003 and 2002 was $1,316,897, or 75.9% of sales, and $904,078, or 81.0% of sales, respectively. Our raw material component in cost of goods sold represented 54.6% of sales in the current quarter compared to 52.4% of sales in the quarter ended September 30, 2002. Raw materials cost was 55.1% and 54.7% of sales for the nine months ended September 30, 2003 and 2002, respectively. Plant wages expense was $76,986, or 13.4% of sales in the current period compared to $67,254, or 15.0% of sales in the same period in 2002. For the nine months ended September 30, 2003, plant wage expense was $231,197, or 13.3% of sales versus $194,796, or 17.4% of sales, for the comparable nine-month period last year. Plant utilities expense was $21,422, or 3.7% of sales for the current period compared to $17,395, or 3.9% in the same period last year. For the nine months ended September 30, 2003, plant utilities expense was $62,863, or 3.6% of sales, compared to $48,971, or 4.4% of sales for the same period last year. Plant facility maintenance and repairs expense was $132 compared to $1,103 in the same period last year. For the nine months ended, plant facility maintenance and repairs expense was $14,844, or 0.9% of sales versus $2,263, or 0.2% of sales for September 30, 2003 and 2002, respectively. Production equipment fuel, maintenance and repairs expense was $4,388 for the current period compared to $6,432 for the same period last year, or 0.8% and 1.4% of sales, respectively. Production equipment fuel, maintenance and repairs expense was $19,429 for the current nine months compared to $14,742 for the same nine-month period last year, or 1.1 % and 1.3% of sales, respectively. Other plant overhead expense was $5,235, or 0.9% of sales, and $7,598, or 1.7% of sales for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, other plant expense was $18,737 and $23,630, or 1.1% and 2.1%, respectively.

Gross profit improved to $144,675 for the current period as compared to $111,157 for the same period in 2002, an increase of $33,518 or 30.2%. The gross profit for the current quarter is 25.3% of sales, compared to 24.9% for the same quarter in 2002. For the nine-month period ended September 30, 2003, gross profit was $417,429, or 24.1% of sales, compared to $212,285, or 19.0%, for the period ended September 30, 2002. This represents an improvement of $205,144, or 96.6% over last year for the nine months period. Improvements in operating results are primarily attributable to increased sales, and on-going efforts of management in rebuilding the Company’s sales and improving gross margins.

General and administrative expense, including shareholders services and taxes, increased to $114,241, or 20.0% of sales, for the current quarter from $78,116, or 17.5% of sales, for the quarter ended September 30, 2002. The general and administrative expense for the nine months ended September 30, 2003 was $290,395, or 16.7% of sales, which was $72,194 less than the $362,589, or 32.5% of sales, for the same period last year, a decrease of 19.9%. The higher general and administrative expense for the same period in 2002 is primarily attributable to the expense charge for stock issued and included in the three months ended March 31, 2002. General and administrative wage expense was $59,831 and $36,719 for the three months and $155,583 and $109,301 for the nine months ended September 30, 2003 and 2002, respectively. The increase in administrative wage expense is attributable to an accrual for unpaid officer salaries. No comparable accrual was made in the three and nine months ended September 30, 2002.

Sales expense increased to $47,660, or 8.3% of sales, for the current period compared to $39,549, or 8.8% of sales, for the quarter ended September 30, 2002, reflecting increased freight expense associated with increased shipments of our products and increased accrued compensation expense. Sales expense for the current nine months period was $144,687 compared to $94,957 for the same period in 2002, an increase of $49,730. For the nine months period, sales expense represented 8.3% and 8.5% of sales for 2003 and 2002, respectively. Freight expense was $31,614, or 5.5% of sales, compared to $27,703, or 6.2% of sales, for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, freight expense was $93,428 and $62,903, or 5.4% and 5.6% of sales, respectively.

Marketing expense for the quarter just ended decreased to $145 from $2,052, compared to same period for last year. For the current nine months, marketing expense was $9,270, or 0.5% of sales, compared to $12,217, or 1.1% of sales, for the same period ended September 30, 2002, or 24.1% less. Both years reflect low levels of marketing activity that is indicative of unavailable resources to market our product.

Consulting and professional fees decreased to $23,900 for the quarter ending September 30, 2003 from $49,612 for the same period last year, a decrease of 51.8%. For the nine months period, consulting and professional fees decreased to $96,049 for the current year to date compared to $229,828 for the last year’s nine months, a decrease of $133,779, or 58.2%. The higher consulting and professional fees in 2002 were primarily attributable to the expense charge for stock issued during the quarter ended March 31, 2002.

Impairment of long-lived assts recognized a loss of $392,112 for the current period ended September 30, 2003. There was no comparable loss on impairment for the same period last year. The loss recognized an impairment of assets held for future use and unrecoverable deposits made on equipment purchases.

Rent expense for the current quarter increased to $10,026 as compared to $8,667 for the quarter ended September 30, 2002, reflecting the cost associated with the Jacksonville headquarters. Rent expense for the nine months ended September 30, 2003 was $30,278, an increase of $7,794 over the rent expense of $22,484 for the nine months period last year. Rent expense was 1.8% and 1.9% of sales for the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, rent expense was 1.7% and 2.0% of sales, respectively.

Depreciation and amortization expense declined to $92,100 for the current quarter, or 34.6% less than the $140,850 estimated for the quarter ended September 30, 2002. For the nine months period, depreciation and amortization expense decreased to $276,448 from $421,581 for the same period last year, a decrease of $145,133, or 34.4%. Reduction in depreciation expense resulted from a change in an accounting estimate, using comparable industry standards and anticipated asset lives.

Loss from operations of $535,509 represented an increase of $327,820 over the $207,689 loss from operations for the same quarter last year. The loss increased primarily as a result of the impairment of long-lived assets. Otherwise, there was improvement attributable to increased sales and gross margin, and decreased depreciation estimates in the period. For the nine months ended September 30, 2003, loss from operations was $821,810 compared to the restated $931,371 for the nine months period ended September 30, 2002, an improvement of 11.8%.

Interest expense increased to $117,181, or 20.5% of sales, for the current quarter compared to interest expense of $113,955, or 25.5% of sales, for the quarter ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 was $371,016 compared to $318,044, an increase of $52,972 or 16.7%. Interest expense represented 21.4% and 28.5% of sales for the nine months ended September 30, 2003 and 2002, respectively. The increased interest costs are primarily associated with the sale-leaseback transaction for the Leesburg manufacturing plant, accounted for under the financing method. The interest expense recorded for the sale-leaseback was $66,501 and $222,003, for the current three and nine months ended September 30, 2003, respectively, including lease payments and amortization of the deferred financing fees. The Company is in default under the lease for failure to pay rent as required under the terms of the lease. For the three and nine months ended September 30, 2002, sale-leaseback interest expense, including amortization of the deferred financing fees, was $71,251 and $94,668, respectively. For the nine months ended September 30, 2002, the forbearance agreement interest expense, including loan fee amortization, was $102,959. The sales and leaseback agreement refinanced the forbearance loan agreement on May 31, 2002. The balance of the interest expense is attributable to other notes and obligations of the Company, including trade receivables factoring fee payments. For the current quarter, trade receivables factoring fees expense was $11,246, or 2.0% of sales compared to $12,844, or 2.9% of sales for the same quarter last year. For the nine-month period, factoring fees expense was $32,703 for the current period compared to $21,433 last year to date, representing 1.9% of sales for both years.

Litigation settlements income of $23,798, or 4.2% of sales, was associated with the settlement of a judgment and other liability in the current quarter. Similar settlements resulted in income of $95,276, or 21.3% of sales, in the quarter ended September 30, 2002. For the nine months ended September 30, 2003, litigation settlements income was $250,506, or 14.4% of sales, an increase of $37,136, or 17.4% over the $213,370, or 19.1% of sales, reported last year. The Company is engaged in ongoing efforts to settle judgments and liabilities for less than their recorded amounts. However, our current ability to reach further settlements of these liabilities is hampered by the lack of cash to tender payments in our attempts to extinguish debt. Litigation settlements for the quarter ended September 30, 2003 includes settlement income of $9,000 resulting from a settlement agreement with Southeast Atlantic that was previously reported as a legal proceeding in the 10KSB for 2002. Litigation income of $14,391 was recorded after reconciling trade payables with a materials vendor resulting in the removal of a liability in our trade accounts payable.

Net loss increased to $628,892 for the quarter ended September 30, 2003 as compared to the net loss of $226,368 for the same period in 2002. The net loss for the current period increased by 177.8% compared to the net loss for the same period last year. Net loss for the nine months ended September 30, 2003 was $942,320 compared to the restated $639,093 for the same period last year, an increase of 47.4%. Net loss was 109.8% and 50.6% of sales for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, net loss was 54.3% and 57.3% of sales respectively.

Liquidity and Capital Resources

On September 30, 2003 current liabilities exceeded current assets by $5,409,210. Current liabilities, including the current portion of long-term debt, were $5,661,855. Of this amount, approximately $1,908,000 was payable to vendors and $1,141,000 was accrued expenses. Our long-term liabilities were $947,000.

For the nine months ended September 30, 2003, net cash used in operating activities was $276,519 compared to $225,864 cash used in the same period last year, an increased requirement of $50,655. Cash used in operating activities reflects settlements with vendors and continued restructuring activities. Also, current operations require payments in advance for critical raw materials. Accounts payable and accrued expenses increased by $219,111 and $200,173 for the nine months ended September 30, 2003 and 2002, respectively.

Cash flows from investing activities are limited to purchases of equipment upgrades necessary for new sales products specifications or other support assets. Current nine months purchases approximated $5,840 compared to $2,675 last year.

Cash flows from financing activities included loan proceeds used to settle past due debts and refinancing obligations associated with the sale-leaseback obligation, and factoring of the Company’s accounts receivable. On January 23, 2003, the Company executed a $280,000 promissory note and security agreement with an unrelated lender holding the sales-leaseback, financing obligation. Loan proceeds were disbursed to pay defaulted rents due through January

2003, rent in advance for February 2003, real estate taxes and outstanding liens on the property. Net proceeds from the factor were $6,309 in the current nine months compared to net proceeds of $45,772 for the same period last year. Net payments to the factor were $2,884 this year, in contrast to $62,632 in net advance proceeds received in the same period last year.

For the nine months ended September 30, 2003, interest payments were $247,587 compared to $43,765 for the same period last year. These payments used loan proceeds of $146,100 to pay interest costs of the financing obligation for the sales-leaseback, which remains in default. As of September 30, 2003, past due interest payments payable under the lease approximated $97,300.

Our goal is to reduce our current liabilities, increase our current assets and achieve a positive working capital. We still have a substantial amount of past due vendor payables, defaults to lenders, vendors, suppliers, judgment holders, and other debts.

Without substantial short-term financing, and accommodations to restructure or extend our indebtedness, our ability to continue operations remains in doubt. We have approached banks and investors without generating any interest in providing financing. We have no current plans for obtaining financing until revenues increase to a level that would justify investor interest and participation.

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

Revenue Recognition Policy

Revenues are recognized when the products are delivered and title has passed. Revenue is reduced for estimated customer returns and allowances. Off-invoice allowances, freight allowances for customer pick-up, coupons, special product pricing incentives, slotting fees and prompt-pay discounts are a reduction of revenues in the period. Preferred standard customer terms are FOB shipping point, freight prepaid and added. However, most of our shipments have been FOB destination and the freight paid by us. This is a change in accounting for revenue recognition in accordance with GAAP and SEC SAB 101. This change does not require a correction of prior statements.

For interim reports, management reports revenues based on shipments invoiced through the period ended unless they are deemed material to the financial statements. In most cases, delivery is same or next day, and payment is assured within terms as agreed. Management reviews the aged accounts receivable and records interim allowances for amounts deemed non-collectible.

Inventory and Cost of Goods Sold

The Company conducts periodic raw materials and finished goods inventories at each quarter end. Also, daily observations and item counts are made in on-going efforts to control material usage and minimize the resulting cost for waste, and other usage factors. Normally, finished goods inventory counts are taken and checked by another employee for reconciling to the operating systems inventory record.

Raw materials may consist of closures, bottles, corrugate, miscellaneous packaging supplies, and labels. For inventory purposes, actual item counts and reasonable estimates are used for interim reporting purposes. Our labels inventories include on-site and off-site inventories. Off-site label inventory is necessary because the vendor applies labels on our carbonated products bottles. Since this inventory is at the vendor’s location, physical inventory procedures are impractical and we must depend upon the vendor’s reports, and inquires about the label inventory.

Property, Plant and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 7 – 25 years. Major expenditures for property acquisitions, and those expenditures that substantially increase the estimated useful lives of the property, are capitalized. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company continually evaluates the carrying value of fixed assets to determine whether there are any impairment losses. If indicators of impairment are present in fixed assets used in operations, and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified.

In its impairment review for the quarter ended September 30, 2003, the Company believes its continuing inability to convert certain long-lived assets constitutes a “significant adverse change in the extent or manner in which. . . ” the asset (or asset group) is being used, which is an indicator requiring a recoverability test under SFAS 144.

In its impairment review, the Company considered the time that has elapsed since the equipment was purchased, the investment required to place the equipment in use, previously sold equipment, and the lack of liquidity and going concern issues. Also, more likely than not, these conditions may have impacted the market price and physical condition of the equipment, and further increased the cost to put it into operations.

After giving consideration to the various factors, and indicators of impairment, the Company has reviewed the facts and circumstances and estimated a loss for impairment on long lived assets held for future use of $333,112 included in the financial statements loss from continuing operations.

The Company also tested the other asset for deposits on equipment for impairment and has recognized a loss for impairment of $59,000. These deposits were made for equipment ordered, but not received. The Company does not have the resources to obtain refunds of the deposits, or pursue other methods of recovery of the deposits and has deemed them unrecoverable. More likely than not, a portion of this deposit was an error in fixed asset accounting that has been carried forward and discovered after further testing of the asset base.

The loss for impairment recognized in continuing operations for the quarter ended September 30, 2003 totals $392,112.

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

Subsequent Events

In a subsequent event on October 14, 2003, the Board of Directors authorized the issuance of 27,300,000 shares of restricted (Rule 144) securities in settlement of accrued, unpaid compensation expense and other settlements of unpaid obligations of the Company. The transactions are pending completion of settlement details and documentation necessary to effect the transaction. This change in securities is more fully reported in Part II Other Information, Item 2 Changes in Securities.

Forward-Looking Statements

The above management’s discussion and analysis contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 relating to increased sales and business plans; adjustments in costs of goods sold expected to occur; our ability to solve our working capital needs and liquidity; legal and regulatory conditions and changes; the effect of the Company’s accounting policies; and our ability to compete. In addition to these statements, trend analyses and other information including words such as “seek,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions are forward-looking statements. Some or all of these forward-looking statements may not occur. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include the following: a continuation of our lack of positive cash flow from operations; our inability to identify, hire, train, motivate and retain highly qualified management and other key personnel; loss of any significant customer in our market place; our ability to reach an accommodation with our creditors and preferred shareholders; our continued default on the Leesburg plant sale-leaseback financing obligation; and ability to efficiently install and operate our bottle making facility. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.   Controls and Procedures.

(a)        Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman (who serves as the principal executive officer and principal financial officer). Based upon that evaluation, the Company’s Chairman and management concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information regarding the Company’s financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b)        Changes in internal control. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Buckeye Retirement LLC LTD, as successor to Republic Security Bank

On December 30, 2003, Buckeye Retirement LLC LTD, as successor to Republic Security Bank, obtained a judgment against Universal Beverages, Inc. in the amount of $161,000 in an action pending against Syfo Beverage Company Florida, Inc., Universal Beverages Inc., and Jonathan O. Moore, in the 11th Circuit Court in and for Dade County, Florida. Universal filed for and was granted a motion to stay the judgment pending further hearing. The judgment has been stayed and the Company expects that the judgment will be set aside following a hearing on the merits of the Company’s defenses.

This claim arose in connection with the obligations of Syfo Beverage Company Florida, Inc., which is unrelated in any way to the Company or its subsidiaries.

The Company purchased the Syfo brand mark and registration in a 1999 foreclosure sale held by Capital Bank of Miami. Syfo Beverage Company Florida, Inc. produced and distributed Syfo-branded products pursuant to a franchise agreement with the previous owner of the Syfo trademark. Syfo Beverage Company Florida, Inc. defaulted on certain loans to County National Bank (subsequently acquired by Republic Security Bank) and litigation ensued. Universal had no direct business relationship with Republic Security Bank or County National Bank, its predecessor. However, Jonathon Moore served as a director of Syfo Beverage Company Florida, Inc. The Company expects that the judgment will be set aside and that it will prevail at a trial on the merits.

Sarah Helene Sharp

On January 20, 2004, Sarah Sharp, a former attorney for the Company, served a writ of garnishment on Publix Super Markets seeking payment in the amount of $4,378.18 and interest of $8,577.44 pursuant to a default judgment against the Company entered in July 2001 for $68,378.18. Universal is contesting the garnishment. Universal had made payments totaling $64,000 under the judgment. The Company is evaluating an action for the refund of monies previously paid to Sharp in satisfaction of the judgment.

ITEM 2.   CHANGES IN SECURITIES

Subsequent Event – Private Placement of Unregistered Restricted (Rule 144) Securities

On October 14, 2003, the Board of Directors authorized the issuance of 14,400,000 shares of restricted (Rule 144) common stock in exchange for the accrued but unpaid compensation as of June 30, 2003 to two Officers/Directors and a managing Director, who are active in daily operations and related parties. Accordingly, unpaid accrued salaries expense would be satisfied in the total amount of $155,370. Jonathon Moore will be issued 4,200,000 shares as settlement of $7,630 in unpaid compensation; Cydelle Mendius will be issued 5,000,000 shares as settlement of $73,660 in unpaid compensation; and Alan Silverstein will be issued 5,200,000 shares as settlement of $74,080 in unpaid compensation. The transactions are pending completion of settlement details and documentation necessary to effect the transaction. This action may, or may not, have a significantly adverse impact on the Company’s equity market securities. Restricted stock is defined as equity securities for which sale is restricted in terms of time held, and number of shares that can be traded in the market of the security. The Company issued the shares to these employees in reliance upon Section 4(2) of the Securities Act, and regulations promulgated pursuant thereto, because they were knowledgeable, sophisticated and had access to comprehensive information about the Company and were accredited investors as defined by 17 C.F.R. 230.215(d). The Company will place legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 14, 2003, the Board of Directors authorized the granting of restricted (Rule 144) common stock not to exceed 2,400,000 shares to qualified key employees for past services rendered. Management would determine employees to receive awards and submit final recommendations to the Board for approval at a subsequent meeting.

On October 14, 2003, the Board authorized the issuance of 2,500,000 shares of restricted (Rule 144) common stock to Robert Dolin, a Director, who was a previous creditor and had satisfied certain unrecorded and unpaid obligations of the Company in 2002. The transaction is pending completion of documentation necessary to release the Company from further consideration and other documentation to effect the transaction. The Company will issue the shares to this shareholder in reliance upon Section 4(2) of the Securities Act, and regulations promulgated pursuant thereto, because the creditor was knowledgeable, sophisticated and had access to comprehensive information about the Company and was an accredited investor as defined by 17 C.F.R. 230.215(d) and (e). The Company will place legends on the certificates stating that the securities are not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 14, 2003, the Board authorized the issuance of 2,500,000 shares of restricted (Rule 144) common stock to an accredited investor in consideration of 5,000 shares of Series D Convertible Preferred, which were not issued on March 31, 2000, but were required as collateral in a convertible preferred stock exchange agreement. The transaction is pending completion of documentation necessary to release the Company from further consideration and other documentation to effect the transaction. The Company will issue the shares to this shareholder in reliance upon Section 4(2) of the Securities Act, and regulations promulgated pursuant thereto, because the investor was knowledgeable, sophisticated and had access to comprehensive information about the Company and was an accredited investor as defined by 17 C.F.R. 230.215(d) and (e). The Company will place legends on the certificates stating that the securities are not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 14, 2003, the Board authorized the issuance of 5,500,000 shares of restricted (Rule 144) common stock to an accredited investor, the landlord and holder of the sale-leaseback agreement, which is in default. The shares will be issued in satisfaction of past due rental payments approximating $55,000 and in consideration of a forbearance through December 1, 2003. The transaction is pending completion of documentation necessary to effect the transaction and complete the private placement. The Company will issue the shares to this shareholder in reliance upon Section 4(2) of the Securities Act, and regulations promulgated pursuant thereto, because the investor was knowledgeable, sophisticated and had access to comprehensive information about the Company and was an accredited investor as defined by 17 C.F.R. 230.215(d) and (e). The Company will place legends on the certificates stating that the securities are not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Working Capital Restrictions and Other Limitations on Payment of Preferred Dividends

Our current negative cash flow and shareholders’ deficit prevent the authorization of dividends and payment.

In addition, the Company is prohibited from making distributions to its shareholders under Florida law. Section 607.06401, Florida Statutes, provides, in part, as follows:

(3) No distributions may be made if, after giving it effect:(a) The corporation would not be able to pay its debts as they become due in the usual course of business; or

(b) The corporation’s total assets would be less than the sum of its total liabilities plus (unless the articles of incorporation permit otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We are required to make quarterly dividend payments to our Series B and Series C preferred shareholders. We are in arrears on those payments and certain of the Company’s preferred shareholders have declared default. The total dividend per year is $432,500 and $130,600 for Series B and C, respectively. Approximately $1,298,000 and $457,000 cumulative dividend payments are in arrearage for Preferred Series B and C, respectively, for a total of $1,755,000, through October 10, 2003.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

SEC Review of Our Filings in Process

The United States Securities and Exchange Commission has reviewed our filings for Form 10-KSB for December 31, 2002, Form 10-QSB for March 31, 2003, and Form 8-K, dated April 15, 2003. In a letter dated August 28, 2003, the SEC detailed comments for revision, or further explanation. The purpose of the review process is to assist the issuer in compliance with the applicable disclosure requirements and to enhance the overall disclosure in the filing process. The Company has responded to the review comments and is awaiting the SEC’s answer, or further comments. The Company will file amended reports as deemed necessary following the completed review.

Going Concern Uncertainty Risk

The Company continues experiencing net losses, negative cash flow, defaults on debt obligations, and could possibly cease operations as a result of these and other factors. Our efforts in attracting sources for refinancing and investment have been unsuccessful, and our sales remain below levels necessary for continued operations. Secured creditors and judgment creditors may initiate steps to seize their collateral, which could hamper, or severely cripple, our operations and disrupt our production and shipments.

Sale-Leaseback Agreement Default

Our plant sale-leaseback financing obligation remains in default and the landlord has not waived remedies available under the Lease Agreement. The exercise of certain of the remedies would available to the landlord under the Lease Agreement would have a significantly negative impact on our operations and would probably result in immediate termination of operations.

Common Stock Risks

The Company’s management and the Board of Directors are considering the issuance of restricted (Rule 144) common stock in satisfaction of certain trade payables and accrued expenses.

In conjunction with its ongoing efforts to reduce current liabilities, the Company will seek to issue restricted common stock for certain accounts payable and accrued expenses, including salaries and other reimbursements. This action may, or may not, have a significantly adverse impact on the Company’s equity market securities. Restricted (Rule 144) stock is defined as equity securities for which sale is restricted in terms of time held, and number of shares that can be traded in the market of the security. In the Company’s opinion, restricted securities constitute securities for which market quotations are not readily available for valuation purposes; hence, the Company will obtain an updated stock valuation, determine the value of services received, or use other resources to determine the most readily available fair value for the shares that may be issued.

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

Preferred Series C Right to Convert to Common Stock

At any time after October 21, 2003, Series C Preferred Stockholders have the right to convert, in whole or in part, these preferred shares based on the common stock price on the date preceding the conversion. The lower the price of our common stock, the more shares of common stock which will be issued upon conversion. Any such conversion could have a significantly negative impact on the Company’s equity market securities.

Restatement of Nine Months Ended September 30, 2002

The Company restated the financial statements for the three months ended March 31, 2002 and nine months ended September 30, 2002.

During the period ended March 31, 2002, the Company issued common stock as employees’ bonuses, as compensation for consulting fees and as interest expense for financing agreements. These charges resulted in $1,241,135 reported as operating expenses instead of $248,227 as corrected at December 31, 2002. In addition, the Company issued stock to extinguish certain outstanding debt reported as a gain of $309,598 instead of $396,952 as corrected. The Company reassessed these transactions and revalued the stock as of the date of the transactions. Accordingly, the Company recognized a net loss of $196,476 instead of the previously reported net loss of $1,276,738 for the period ended March 31, 2002.

This restatement for the nine months ended September 30, 2002 is summarized in Note 2 of the consolidated financial statements included in Part I – Financial Information.

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

UNIVERSAL BEVERAGES HOLDINGS CORPORATION
Date: April 16, 2004	By	/s/ Jonathon Moore

Jonathon Moore President and Chairman

Date: April 16, 2004	By	/s/ G. William Gearheart

G. William Gearheart Controller